Form 10-K
period 2011-12-31
Hanover Portfolio Acquisitions, Inc.
filed 2012-04-13
CIK 1528172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
Commission File Number: 333-176954

HANOVER PORTFOLIO ACQUISITIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	45-2552528
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

835 E. Lamar Blvd, 202, Arlington, TX 76011, Tel : (800) 701-1223
(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

None	None
(Title of Class)	(Name of Exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes [  ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No[   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive DataFile required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]                  Accelerated filer [   ]

Non-accelerated filer [   ]   Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on December 07, 2011 (based on the December 07, 2011 offering price in the registration statement of $1.00 of the registrant’s Common Stock was $359,153.

Number of shares of the registrant’s Common Stock outstanding as of April 13, 2012 was 48,074,511.

Documents incorporated by reference:  None.

HANOVER PORTFOLIO ACQUISTIONS, INC.

Annual Report On Form 10-K

Cautionary Statements Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Within the meaning of the federal securities laws, this report contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are forward-looking statements, including statements regarding overall trends, liquidity and capital needs and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.

Our forward-looking statements could be wrong in light of these and other risks, uncertainties and assumptions. The future events, developments or results described in this report could turn out to be materially different. We have no obligation to publicly update or revise our forward-looking statements after the date of this report and you should not expect us to do so.

PART I

Item 1.  Business

General

Hanover Portfolio Acquisitions, Inc. (the “Company”, “we”, “us”, “our”) is a debt portfolio management company that specializes in the purchase, management, collections through third party agencies and resale of defaulted consumer receivables. Defaulted consumer receivables are the unpaid obligations of individuals to credit grantors including credit card accounts issued by banks, credit unions, retail merchants and other consumer loans. We specialize in charged-off credit card debt including Visa ®, MasterCard ® and department store credit defaulted by consumers located nationally. The initial process of a credit grantor charging off this debt and selling it allows the credit grantor to focus on their core business and realize immediate cash proceeds and earnings. Our benefit in purchasing this defaulted debt is that we are able to purchase these receivables at a substantial discount to their face value since these receivables generally have already been subject to collection efforts. We generate revenue and earnings by collecting repayment of the debt obligations on the portfolios of debt we own through collection efforts and through the resale of accounts that we may strategically choose to sell.

History

Our predecessor company, Hanover Asset Management, Inc. was incorporated in November 2008 in California. For the purpose of reincorporating in Delaware, we merged with a newly incorporated successor company, Hanover Portfolio Acquisitions, Inc., in July 2011 under which we continue to operate as a debt portfolio management company.

Industry Overview

We believe that there are clear signs of recovery in our industry. With certain industry metrics beginning to stabilize and more competition among credit grantors to attract new customers growing, we believe the prospects are positive for our industry.

We believe that the industry is seeing improved results from debt buyers. When capital was plentiful, companies quickly grew and a number of companies were less careful then prudence would dictate. Many of those companies went by the wayside but it is clear that companies that purchased wisely were able to weather an economic storm as great as the recent one and in some cases somewhat thrive. We believe we can incorporate those lessons learned into our business processes to increase our resilience to future economic fluctuations.

As with other markets and industries, the law of supply and demand is at work for defaulted consumer receivables available in the market. The market is influenced by the levels of outstanding consumer credit and charge-off rates, among other factors. With some reduction in supply and in general, with more capital entering the industry, portfolio acquisition prices have stabilized and increased in 2011 for paper in all stages of delinquency.

Credit grantors have traditionally looked to limit their credit losses either through collection efforts with their own personnel or outsourcing collection activities to third party collectors. Another way credit grantors limit their losses is through selling its charged-off receivables for immediate cash. When the credit grantor chooses to sell its receivables to a debt purchaser such as us, the credit grantor can potentially receive the following benefits:

•

Provides immediate cash for reinvestment, expansion and new business loans.

•

Allows the company to focus on its primary business.

•

Eliminates the wait for contingency payments.

•

Reduces collection workforce and associated costs.

•

Eliminates the work of managing agencies.

•

Removes the risk of debtors declaring bankruptcy or collateral damage.

•

Reduces warehouse and file storage expenses.

•

Allows an exit strategy for bad debt.

•

Potential tax benefits.

Our benefit in purchasing this defaulted debt is that we are able to purchase these receivables at a substantial discount to their face value and generate revenue and earnings through collections and strategic resale of these assets. We have relied on third party brokers to facilitate acquisitions and sales and third party collection agencies that work on a contingency basis to collect on our portfolios.

In our industry, there are a number of factors that affect the value of portfolios. Factors include the supply, age, location, history of the debt including how many collection agencies have worked on the portfolio, lending policies of the original credit grantor, and other factors. Portfolios that are sold direct from the original creditor with conservative lending criteria and recent charge-off dates would tend to realized higher values, with prices decreasing based on looser lending practices, age of the debt and on the number of agencies that have previously attempted to collect the debt among other factors.

Debt buyers evaluate a specific portfolio utilizing a unique set of financial assumptions that reflect their expected rate of return, liquidation strategy and the potential risk associated with achieving the desired liquidation performance. These variances in buyer expectations result in different values being placed on a portfolio by different buyers. Sellers who participate in public auctions tend to maximize value when utilizing a competitive bidding process in a stable or growing market. However, in a recessionary market, debt buyers expecting a decline in liquidation tend to use more conservative assumptions in their liquidation calculations which produce lower bids. As a result, certain portfolios generate bids that fall short of the seller’s minimum price requirement to consummate a deal.

Owners of consumer debt including credit grantors utilize a variety of processes to sell receivables, including the following:

•

Competitive bidding process for specific portfolios through a sealed bid or sometimes through an on-line process;

•

Transactions that are privately negotiated between the portfolio owner including the original credit grantor and a purchaser. This can be directly between the parties or through a broker; and

•

Forward flow contracts that commit a seller of debt to sell and a purchaser to purchase a pre-agreed quantity of debt at a pre-agreed price on a pre-determined schedule that for example may be monthly or quarterly.

Despite previous collection efforts of a credit grantor or their third party collection agency, we believe a debt buyers’ ability to successfully collect payments on charged-off receivables includes the ability to pursue collections over multi-year periods and to tailor repayment plans based on a consumer’s ability to pay.

Once a portfolio is owned, the debt buyer will either utilize an internal collection agency or contract out collections to a third party collection agency and legal firms or a combination of these. Collection agencies are generally paid a percentage of what is collected. The rate collection agencies charge largely depend on the type, age and the number of previous agencies that have previously attempted collections on the portfolio. We have utilized third party collection agencies and a legal firm since our inception. When it comes to portfolio hold times, debt buyers utilize different strategies depending on their corporate objectives. Some buyers will keep debt for a relatively short period of time as short as 3 to 6 months to much longer periods of 5 years or more. Our hold times have ranged from approximately 6 months to 3 plus years. Our future hold times will vary depending on the strategy we employ for a respective portfolio that we may acquire in the future. At the end of whichever hold time is employed, debt buyers will generally resell the portfolio to further add to the overall return of investment.

We believe that the outlook for the industry is a positive one. Looking forward, the recent economic downturn has served to help the industry mature. It is unlikely that we will again see the perfect storm of economic factors that so negatively affected our economy in recent years. Those factors include a combination of low interest rates, excessive access to consumer credit due to the rapid and sustained increases in home values and corresponding home equity loans.  The lessons learned by many in our industry will aid in shoring up policies and procedures and valuation strategies to manage future fluctuations in a profitable manner.

Competition

We receive competition from other purchasers of charged-off consumer receivables, third party collection agencies, other financial service companies and credit originators that manage their own consumer receivables. Our business of purchasing charged-off consumer receivables is highly competitive and fragmented. There are few significant barriers for entry to our industry and we expect that competition from new and existing companies will increase.

Some of our competitors are larger and more established and may have substantially greater financial, technological, personnel and other resources than we have, including greater access to capital markets. Companies with greater financial resources may elect at a future date to enter the consumer debt purchasing business. However, we believe that no individual competitor or group of competitors currently has a dominant presence in the market. Current debt sellers may change strategies and cease selling debt portfolios in the future which would decrease supplies and increase competition for available portfolios.

Since we utilize an outsourced collection agencies model, there may be competition for the agencies financial, technological, personnel and other resources when servicing our placed accounts for collections. Competition for agency resources can come from other debt buyers and from other commercial client accounts.

The availability and pricing of receivables portfolios, as well as the availability and cost of qualified debt collectors are affected by competitive pressures. In addition, some of our competitors may have signed forward flow contracts under which originating institutions have agreed to transfer charged-off receivables to them in the future, which could restrict those originating institutions from selling receivables to us.

We face bidding competition in our acquisition of charged-off consumer receivables. The two primary competitive purchasing environments can be summarized as (1) the competitive bidding process that many credit grantors utilize to sell their charged off consumer debt and; (2) the open secondary market that involves the reselling of portfolios through private negotiation between the seller and the buyer either directly or through a broker.

Additionally, for accounts we already own, we face competition with other debt buyers for the resources of the debt seller in sending to us on a timely basis requested representations, warranties and indemnities.

In the future, we may not have the resources or ability to compete successfully. There can be no assurance that we will be able to offer competitive bids for defaulted consumer receivables portfolios. If we are unable to develop and expand our business or adapt to changing market needs as well as our current or future competitors are able to do, we may experience reduced access to defaulted consumer receivables portfolios at appropriate prices and reduced profitability.

Portfolios

Revenue from collections and strategic sales of our owned portfolios have funded our operations to date. As of December 31, 2011, we owned 468 active accounts. The total face value of our portfolios is $955,450 with an average charge-off date of January 04, 2006. Although all the accounts owned are out of statute, all active accounts are reported to the credit bureaus. We have chosen to retain ownership of these accounts from the portfolios we have sold because the accounts either had payment arrangements in place or the accounts had some other collection history that would cause us to believe that there is a higher propensity for the accounts to generate revenue for us.

Government Regulations

Federal, state and municipal statutes, rules, regulations and ordinances establish specific guidelines and procedures which debt purchasers must follow when collecting consumer accounts. It is our policy to comply with the provisions of all applicable federal laws and comparable state statutes in all of our recovery activities, even in circumstances in which we may not be specifically subject to these laws. Our failure to comply with these laws could have a material adverse effect on us in the event and to the extent that they limit our recovery activities or subject us to fines or penalties in connection with such activities. Federal and state consumer protection, privacy and related laws and regulations extensively regulate the collection of consumer debt and the relationship between customers and credit card issuers. Significant federal laws and regulations applicable to our business include the following:

•

Dodd-Frank Wall Street Reform and Consumer Protection Act. This act authorized the creation of the Consumer Financial Protection Bureau (“CFPB”). The CFPB will have authority to regulate and examine the Company. While the CFPB will have wide ranging authority over the Company it is not yet possible to know what its specific impact will be.

•

Fair Debt Collection Practices Act (“FDCPA”).  This act was enacted in 1977 to protect consumers from abusive, unfair, and deceptive practices by third-party debt collectors. This act imposes certain obligations and restrictions on collection practices, including specific restrictions regarding communications with consumer customers, including the time, place and manner of the communications. This act also gives consumers certain rights, including the right to dispute the validity of their obligations and a right to sue third parties who fail to comply with its provisions, including the right to recover their attorney fees.

•

Fair Credit Reporting Act (“FCRA”).  Originally passed in 1970, the FCRA is a U.S. federal law that regulates the collection, dissemination, and use of consumer credit information. Although third party agencies we utilize may be subject to this act as they provide information concerning our accounts to the three major credit reporting agencies, we believe that we are not currently subject to this act as we do not currently directly furnish information to the credit reporting agencies or use credit reports, we may decide to furnish or use such information in the future. This act places certain requirements on credit information providers regarding verification of the accuracy of information provided to credit reporting agencies and investigating consumer disputes concerning the accuracy of such information. The Fair Credit Reporting Act includes additional duties applicable to data furnishers with respect to information in the consumer’s credit file that the consumer identifies as resulting from identity theft, and requires that data furnishers have procedures in place to prevent such information from being furnished to credit reporting agencies.

•

Gramm-Leach-Bliley Act.  This act requires through The Financial Privacy Rule that certain financial institutions, including debt purchasers, collection agencies, develop policies to protect the privacy of consumers’ private financial information and provide notices to consumers advising them of their privacy policies. This act also requires that if private personal information concerning a consumer is shared with another unrelated institution, the consumer must be given an opportunity to opt out of having such information shared.Since we do not share consumer information with non-related entities, except as required by law, or except as needed to collect on the receivables, our consumers are not entitled to any opt-out rights under this act. This act is enforced by the Federal Trade Commission, which has retained exclusive jurisdiction over its enforcement, and does not afford a private cause of action to consumers who may wish to pursue legal action against a financial institution for violations of this act.

•

Electronic Funds Transfer Act.  This act regulates the use of the Automated Clearing House, or ACH, system to make electronic funds transfers. All ACH transactions must comply with the rules of the National Automated Check Clearing House Association, or NACHA, and Uniform Commercial Code § 3-402. This act, the NACHA regulations and the Uniform Commercial Code give the consumer, among other things, certain privacy rights with respect to the transactions, the right to stop payments on a pre-approved fund transfer, and the right to receive certain documentation of the transaction. This act also gives consumers a right to sue institutions which cause financial damages as a result of their failure to comply with its provisions.

•

Telephone Consumer Protection Act of 1991 (“TCPA”).  The TCPA is the primary law in the U.S. governing the conduct of telemarketers. Its primary regulator is the Federal Communications Commission (FCC). The TCPA restricts the use of dialers, prerecorded voice messages, SMS text messages received by cell phones, and the use of fax machines. As such, debt collectors often find themselves restricted in the communication technology they can use, especially when the technology is not explicitly mentioned in the law.

•

Servicemembers Civil Relief Act.  The Soldiers’ and Sailors’ Civil Relief Act of 1940 was amended in December 2003 as the Servicemembers Civil Relief Act, or SCRA. The SCRA gives U.S. military service personnel relief from credit obligations they may have incurred prior to entering military service, and may also apply in certain circumstances to obligations and liabilities incurred by a servicemember while serving on active duty. The SCRA prohibits creditors from taking specified actions to collect the defaulted accounts of servicemembers. The SCRA impacts many different types of credit obligations, including installment contracts and court proceedings, and tolls the statute of limitations during the time that the servicemember is engaged in active military service. The SCRA also places a cap on interest bearing obligations of servicemembers to an amount not greater than 6% per year, inclusive of all related charges and fees.

•

U.S. Bankruptcy Code.  In order to prevent any collection activity with bankrupt debtors by creditors and collection agencies, the U.S. Bankruptcy Code provides for an automatic stay, which prohibits certain contacts with consumers after the filing of bankruptcy petitions.

•

Health Insurance Portability and Accountability Act (“HIPAA”).  This act requires that healthcare institutions provide safeguards to protect the privacy of consumers’ healthcare information. Although we do not currently own or collect on medical debt, we may in the future. Should we collect medical debt in the future, we would be considered a business associate to the healthcare institutions and are required to abide by HIPAA.

Additionally, there are some states statutes and regulations comparable to the above federal laws, and specific licensing requirements which affect our operations. State laws may also limit credit account interest rates and the fees, as well as limit the time frame in which judicial actions may be initiated to enforce the collection of consumer accounts.

Although we are not a credit originator, some of these laws directed toward credit originators, including the Truth in Lending Act, Fair Credit Billing Act, Equal Credit Opportunity Act and the Retail Installment Sales Act may occasionally affect our operations because our receivables were originated through credit transactions. Federal laws which regulate credit originators require, among other things, that credit card issuers disclose to consumers the interest rates, fees, grace periods and balance calculation methods associated with their credit card accounts. Consumers are entitled under current laws to have payments and credits applied to their accounts promptly, to receive prescribed notices and to require billing errors to be resolved promptly. Some laws prohibit discriminatory practices in connection with the extension of credit. Federal statutes further provide that, in some cases, consumers cannot be held liable for, or their liability is limited with respect to, charges to the credit card account that were a result of an unauthorized use of the credit card. These laws, among others, may give consumers a legal cause of action against us, or may limit our ability to recover amounts owing with respect to the receivables, whether or not we committed any wrongful act or omission in connection with the account. If the credit originator fails to comply with applicable statutes, rules and regulations, it could create claims and rights for consumers that could reduce or eliminate their obligations to repay the account and have a possible material adverse effect on us. Accordingly, while we seek to contractually obtain indemnification from creditor originators and others against losses caused by the failure to comply with applicable statutes, rules and regulations relating to the receivables before they are sold to us, we may not be able to do so. If some of the receivables were established as a result of identity theft or unauthorized use of a credit card and, accordingly, we could not recover the amount of such defaulted consumer receivables. As a purchaser of defaulted consumer receivables, we may acquire receivables subject to legitimate defenses on the part of the consumer. Our account purchase contracts allow us to return to the debt owners certain defaulted consumer receivables that may not be collectible, due to these and other circumstances. Upon return, the debt owners are required to replace the receivables with similar receivables or repurchase the receivables. These provisions limit to some extent our losses on such accounts.

The U.S. Congress and several states have enacted legislation concerning identity theft. Additional consumer protection and privacy protection laws may be enacted that would impose additional requirements on the enforcement of and recovery on consumer credit card or installment accounts. Any new laws, rules or regulations that may be adopted, as well as existing consumer protection and privacy protection laws may adversely affect our ability to recover the receivables. In addition, our failure to comply with these requirements could adversely affect our ability to enforce the receivables.

Any licenses issued under applicable credit laws that we may be required to obtain in the future may be subject to periodic renewal provisions and/or other requirements. Our inability to renew licenses or to take any other required action with respect to such licenses could have a material adverse effect upon our results of operation and financial condition.

Internal Revenue Code Section 6050P and the related Treasury Regulations, in certain circumstances, require creditors to send out Form 1099-C information returns to those debtors whose debt, in an amount in excess of $600, has been deemed to have been forgiven for tax purposes, thereby alerting them to the amount of the forgiveness and the fact that such amount may be taxable income to them. Under these regulations, a debt is deemed to have been forgiven for tax purposes if (i) there has been no payment on the debt for 36 months and if there were no “bona fide collection activities” (as defined in the regulation) for the preceding 12 month period, (ii) the debt was settled for less than the full amount or (iii) other similar situations outlined in the regulations. U.S. Treasury Regulation Section 1.6050P-2 became final in 2004 and is effective for 2005 and forward. The regulations indicate that the rules apply to companies who acquire indebtedness and, therefore, we will need to comply with the reporting requirements. Our cost of compliance with these regulations are uncertain. In some instances, we may engage in additional monitoring activities of accounts and will send 1099-C information returns, which will increase our administrative costs. If we are required to send a 1099-C information return, despite the fact that we are continuing our collections efforts on an account, it may become more difficult to collect from those accounts because debtors may perceive the 1099-C as notice of debt relief rather than as tax information.

The laws described above, among others, as well as any new or changed laws, rules or regulations, may adversely affect our ability to recover amounts owing with respect to our receivables.

Employees

See information provided under Item 10 – Directors, Executive Officers and Corporate Governance below.

Subsequent Events

Pursuant to FINRA Rule 6432 and Rule 15c2-11 under the Securities Exchange Act of 1934, on March 8, 2012, FINRA has cleared Glendale Securities request on our behalf for an unpriced quotation on the OTC Bulletin Board and OTC Link for the symbol HVPA.

On March 14, 2012, Hanover Portfolio Acquisitions, Inc., a Delaware corporation (“Company”), entered into a Share Exchange Agreement with IP Resources International, Inc., a Nevada corporation (“IPR”) and certain of its shareholders. Under the Share Exchange Agreement, each participating IPR shareholder exchanged all of the shareholder’s issued and outstanding IPR common shares, free and clear of all liens, for company common shares equal to Company shares equaling 1.2342 times the number of IPR shares being transferred to the Company.

The Share Exchange Agreement was to close upon the agreement of IPR shareholders owning a minimum of eighty percent (80%) of the issued and outstanding shares of IPR.  As of March 28, 2012, 100% of the IPR shareholders agreed to exchange 33,234,294 shares of IPR common stock for ,41,017,766 of Company common stock..  As a result of the event, , the former shareholders of IPR now own approximately 89% of the Company and IPR is now a wholly owned subsidiary of the Company.

As a result of this transaction, the Company will obtain and operate the business of IPR.  IPR operates as an intellectual property licensing and commercialization firm.  IPR believes that its primary markets will include China, Brazil, India, and Europe.

Item 1A.  Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. We urge you to read these risk factors carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Annual Report on Form 10-K. Any of the risks described herein could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. The list of risks is not intended to be exhaustive and the order in which the risks appear is not intended as an indication of their relative weight or importance. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and/or future results.

Risks Related to the Business

We have limited resources and our independent auditors' report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern

We have stockholders’ equity of $71,962 at December 31, 2011.  While this is not an insignificant amount, it is not sufficient for us to efficiently operate in our industry.  Our independent auditors included an explanatory paragraph in their opinion on our financial statements as of and for the fiscal year ended December 31, 2011 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

Our operating results will likely vary in the future due to a variety of factors that could affect our revenues and operating expenses. We expect that our operating expenses as a percentage of collections will fluctuate in the future.  Should we be able to successfully fund our business, we plan to expand into new markets, increase our business development efforts, hire additional personnel, and incur increased insurance and regulatory compliance costs. In addition, our operating results have fluctuated and may continue to fluctuate as a result of the factors described below and elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2011:

•	the timing and amount of collections on our receivable portfolios, including the effects of seasonality and economic conditions;

•	increases in operating expenses associated with the growth or change of our operations;

•	the cost of credit to finance our purchases of receivable portfolios; and

•	the timing and terms of our purchases of receivable portfolios.

Due, in part, to fluctuating prices for receivable portfolios, there can be considerable variation in our purchasing volume from quarter to quarter. The volume of our portfolio purchases will be dependent on successfully raising sufficient capital and will be further limited when prices are high, and may or may not increase when portfolio pricing is more favorable to us. We believe our ability to collect on receivable portfolios may be negatively impacted because of current economic conditions, and this may require us to adjust our projected returns in calculating prices we are willing to pay for individual portfolios.

If we are unable to access external sources of financing we may not be able to fund and grow our operations.

Our plan is to raise additional capital for growth and operations through the issuance of equity.  While management believes this can be accomplished, we have not conducted any formal studies and there are no present commitments for anyone to invest in us. If we do not obtain additional capital, we will be forced to operate at reduced levels and our chances of attaining profitability will be greatly reduced.

We may not be able to purchase consumer receivable portfolios at favorable prices or on sufficiently favorable terms or at all.

Our ability to execute our business strategy depends upon the continued availability of consumer receivable portfolios that meet our purchasing criteria and our ability to identify and finance the purchases of such assets. The availability of consumer receivable portfolios at favorable prices and on terms acceptable to us depends on a number of factors outside of our control, including:

•

the continuation of the current growth trend in debt;

•

the continued volume of consumer receivable portfolios available for sale;

•

competitive factors affecting potential purchasers and

•

fluctuations in interest rates.

We believe that the market for acquiring consumer receivable portfolios is becoming more competitive, thereby possibly diminishing our ability to acquire such portfolios at attractive prices in future periods. The growth in debt may also be affected by:

•

a continued slowdown in the economy;

•

continued reductions in consumer spending;

•

changes in the underwriting criteria by originators;

•

changes in laws and regulations governing lending and bankruptcy; and

•

fluctuation in interest rates.

Any slowing of growth in consumer spending could result in a decrease in the availability for purchase of consumer receivable portfolios that could affect the purchase prices of such portfolios. Any increase in the prices we are required to pay for such assets in turn will reduce the possible profit, if any, we generate from such assets.

We are dependent upon third parties, to service the collections process of our consumer receivable portfolios.

We outsource all of our receivable servicing to collection agencies in the United States. As a result, we are dependent upon the efforts of our third party servicers to service and collect our consumer receivables. Any failure by our third party servicers to adequately perform collection services for us or remit such collections to us could materially reduce our revenues and possibly our profitability. In addition, our revenues and profitability could be materially adversely affected if we are not able to secure replacement servicers.

Revenue Recognition on our consumer receivable portfolio investments

The Company recognizes revenue on its debt portfolios using the cost recovery method in accordance with FASB ASC 310-30. Under the cost recovery method, the Company records cash receipts related to debt portfolios as a reduction of the cost of the debt portfolio. The Company will record revenue related to debt portfolios once cash collections exceed the portfolio's carrying amount.

Government regulations may limit our ability to recover and enforce the collection of our consumer receivables.

Federal, state and municipal laws, rules, regulations and ordinances may limit our ability to recover and enforce our rights with respect to the consumer receivables acquired by us. These laws include, but are not limited to, the following Federal statutes and related regulations and comparable statutes in states where obligors reside and/or where creditors are located:

•

Consumer Financial Protection Act

•

Fair Debt Collection Practices Act;

•

Fair Credit Reporting Act;

•

Gramm-Leach-Bliley Act;

•

Electronic Funds Transfer Act;

•

Telephone Consumer Protection Act;

•

Servicemembers Civil Relief Act;

•

U.S. Bankruptcy Code;

•

Fair Credit Billing Act; and

•

the Equal Credit Opportunity Act.

We may be precluded from collecting consumer receivables we purchase where the creditors or other previous owners or servicers failed to comply with applicable law in originating or servicing such acquired receivables. Laws relating to the collection of consumer debt also directly apply to our business. Our failure to comply with any laws applicable to us, including state licensing laws, could limit our ability to recover on our receivables and could subject us to fines and penalties, which could reduce our earnings and result in a default under our loan arrangements. Additional laws may be enacted that could impose additional restrictions on the servicing and collection of consumer receivables. Such new laws may adversely affect the ability to collect on our receivables which could also adversely affect our revenues and earnings.

Our inability to obtain or renew required licenses or to be qualified to do business in certain states could have a material adverse effect upon our results of operations and financial condition.

Any licenses that we may be required to obtain in the future may be subject to periodic renewal provisions and/or other requirements. In addition, many states require companies to be qualified to do business in such states in order for such companies to be able to bring lawsuits in the courts of such states, and unqualified companies transacting business in a state are generally barred from maintaining a lawsuit in such state's courts. If we are denied access to a state's courts, we may not be able to bring an action to enforce collection of our receivables in that state. Our inability to renew our licenses or take any other required action with respect to such licenses or obtain or maintain qualifications to do business in certain states could limit our ability to collect on some of our receivables and otherwise have a material adverse effect upon our results of operations and financial condition. Because our receivables are generally originated and serviced pursuant to a variety of federal and/or state laws by a variety of entities and may involve consumers in all 50 states, the District of Columbia and Puerto Rico, it is difficult to detect whether the original servicing entities have at all times been in substantial compliance with applicable law. Also, while we have no knowledge of circumstances to the contrary, it is possible that we or our servicers have been or will continue to be at all times in substantial compliance with applicable law. The failure to comply with applicable law could materially adversely affect our ability to collect our receivables and could subject us to increased costs, fines and penalties.

Class action suits and other litigation in our industry could divert our management's attention from operating our business and increase our expenses.

Certain originators and servicers in the consumer credit industry have been subject to class actions and other litigation. Claims have included failure to comply with applicable laws and regulations and improper or deceptive origination and servicing practices. If we become a party to any such class action suit or other litigation, our results of operations and financial condition could be materially adversely affected.

We are subject to the periodic reporting requirements of the Exchange Act that requires us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

We are required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. Should we be able to capitalize and grow our business, factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys. These factors can result in these costs increasing. The incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Our internal controls will be inadequate until we hire additional personnel, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Our internal controls will be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

Having only one director limits our ability to establish effective independent corporate governance procedures and increases the control of our president over operations and business decisions.

We have only one director who is also our chief executive officer. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues.

Until we have a larger board of directors that would include some independent members, if ever, there will be limited oversight of our chief executive officer’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

The Chief Executive Officer has made and will make all decisions concerning his compensation. These decisions may not be in the best interests of other investors.

The CEO will make all decisions about the timing and amount of his compensation until, if ever, we have a sufficient number of directors to establish a compensation committee of the board of directors. The CEO’s decisions about his compensation may not be in the best interests of other shareholders.

Risks Related to Our Common Stock

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (75,000,000 shares) but unissued shares.

The interests of shareholders may be hurt because we can issue shares of our common stock to individuals or entities that support existing management with such issuances serving to enhance existing management's ability to maintain control of our Company.

Our CEO owns a significant portion of the outstanding shares. In addition, he is our sole director and has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued common shares. Such issuances may be issued to parties or entities committed to supporting existing management and the interests of existing management which may not be the same as the interests of other shareholders. Although transactions, other than those described in this prospectus, are not currently being contemplated or discussed, our ability to issue shares without shareholder approval serves to enhance existing management's ability to maintain control of our Company or participate in other transactions, including entering into possible business combinations, without the support of other shareholders.

Delaware Law provides for indemnification of officers and directors at our expense and limit their liability.  These provisions may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Delaware Law contains substantial provisions for the indemnification of corporate officers and directors acting on behalf of the corporation and our Articles of Incorporation and By-Laws do not limit this right and obligation to indemnify.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with our activities, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

Currently, there is no established public market for our securities, and there can be no assurances that any established public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

There has not been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities or that any buying of our shares will ever take place.

Our shares may not become eligible to be traded electronically which would result in brokerage firms being unwilling to trade them.

We will try, through a broker-dealer and its clearing firm, to become eligible with the Depository Trust Company (DTC) to permit our shares to trade electronically. If an issuer is not "DTC-eligible," then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCBB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions like all companies on the OTCBB. What this boils down to is that while DTC-eligibility is not a requirement to trade on the OTCBB, it is a necessity to process trades on the OTCBB if a company's stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions pertaining to low priced stocks that will create a lack of liquidity and make trading difficult or impossible.

Our shares will be considered a "penny stock". Rule 3a51-1 of the Exchange Act establishes the definition of a penny stock, for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. This classification will severely and adversely affects any market liquidity for our common stock.

The market for penny stocks has experienced numerous frauds and abuses that could adversely impact investors in our stock.

Company management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•

Boiler room practices involving high pressure sales tactics and unrealistic price projections by sales persons;

•

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•

Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Any trading market that may develop may be restricted by virtue of state securities "Blue Sky" laws that prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

There is currently no established public market for our common stock, and there can be no assurance that any established public market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as "Blue Sky" laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock.

We currently do not intend to and may not be able to qualify securities for resale in at least 17 states which do not offer manual exemptions (or may offer manual exemptions but may not offer one to us if we are considered to be a shell company at the time of application) and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one.

We do not expect to pay cash dividends in the foreseeable future.

We have never paid cash dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because our sole director is not an independent director, we do not currently have independent audit or compensation committees. As a result, our sole director has the ability, among other things, to determine his own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

For all of the foregoing reasons and others set forth herein, an investment in our securities in any market that may develop in the future involves a high degree of risk.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

In July 2011, in connection with the merger with and into Hanover Portfolio Acquisitions, Inc. the Company moved its office from California to the office of the Chief Executive Officer in Arlington, Texas.

Item 3.  Legal Proceedings

We are not involved in any litigation. However, we may initiate legal proceedings as a plaintiff in connection with our routine collection activities.  In such instances, debtors frequently initiate counterclaims against the creditor.  Also, consumers may occasionally initiate litigation against us, in which they allege that we have violated a federal or state law in the process of collecting on their account. If such litigation against us is initiated, it is not unusual for us to be named in a class action lawsuit relating to these allegations, with these lawsuits routinely settling for immaterial amounts. We do not believe that these ordinary course matters, individually or in the aggregate, are material to our business. However, there can be no assurance that a class action lawsuit would not, if decided against us, have a material adverse effect on our financial condition.

Item 4.  Mine Safety Disclosures

Not applicable

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Our common stock is quoted on the OTCBB maintained by FINRA under the symbol “HVPA”

There is no established public market for our common stock, and a public market may never develop. We will try, through a broker-dealer and its clearing firm, to become eligible with the DTC to permit our shares to trade electronically. If an issuer is not "DTC-eligible," then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCBB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions like all the companies on the OTCBB). What this boils down to is that while DTC-eligibility is not a requirement to trade on the OTCBB, it is a necessity to process trades on the OTCBB if a company's stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of us and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

The trading of our securities, if any, is in the over-the-counter market which is commonly referred to as the OTCBB as maintained by FINRA. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

Rule 3a51-1 of the Exchange Act establishes the definition of a penny stock, for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•

the basis on which the broker or dealer made the suitability determination, and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Additionally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their securities.

Common Stock

We are authorized by our Articles of Incorporation to issue up to 75,000,000 shares of common stock, par value $0.0001 per share. As of December 31, 2011 there were 4,534,870 shares of common stock issued and outstanding. Holders of shares of common stock have full voting rights, one vote for each share held of record. Stockholders are entitled to receive dividends as may be declared by the Board out of funds legally available and therefore share pro rata in any distributions to stockholders upon liquidation. Stockholders have no conversion, pre-emptive or subscription rights. All outstanding shares of common stock are fully paid and non-assessable.

Preferred Stock

We are authorized by our Articles of Incorporation to issue up to 5,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2011 there were no shares of preferred stock issued and outstanding.

Dividend Policy

We have never paid cash or any other form of dividend on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. Moreover, any future credit facilities might contain restrictions on our ability to declare and pay dividends on our common stock. We plan to retain all earnings, if any, for the foreseeable future for use in the operation of our business and to fund the pursuit of future growth. Future dividends, if any, will depend on, among other things, our results of operations, capital requirements and on such other factors as our board of directors, in its discretion, may consider relevant.

Warrants or Convertible Securities

We have not issued any warrants, options or other securities which are convertible into or exercisable for shares of our Common Stock.

Transfer Agent and Registrar

The transfer agent for our common stock is Globex Transfer, LLC, 780 Deltona Blvd. - Suite 202, Deltona, Florida 32725. Its telephone number is (813) 344-4490.

Item 6.  Selected Financial Data

The following summary financial data should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

Balance Sheet Data:	As of	As of
	December 31, 2011	December 31, 2010
	(Audited)	(Audited)
Total Assets	$73,255	$167,950
Total Liabilities	1,293	1,900
Shareholder Equity	$71,962	$166,050

Operating Data:	Year Ending	Year Ending
	December 31, 2011	December 31, 2010
	(Audited)	(Audited)
Net revenues	$45,544	$51,199
Operating expenses	$141,068	$129,185
Net loss	$(94,088)	$(69,400)
Net loss per common share	$(0.02)	$(0.02)
Weighted average number of shares outstanding (basic and diluted) *	4,534,870	4,534,870

*  The number of shares outstanding for the year ending December 31, 2011, reflects effects of the Company's reorganization, via merger, into a Delaware corporation on July 15, 2011.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain matters discussed herein are forward-looking statements. Such forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties, including statements as to:

•

our future operating results;

•

our business prospects;

•

any contractual arrangements and relationships with third parties;

•

regulations affecting our industry;

•

the dependence of our future success on the general economy;

•

any possible financings; and

•

the adequacy of our cash resources and working capital.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we "believe, "anticipate," "expect," "estimate" or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this Annual Report on Form 10-K. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Annual Report on Form 10-K, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances except as required pursuant to applicable regulations to update this prospectus during the period of our continuous offering.

Overview

We are a portfolio management company that purchases defaulted unsecured consumer receivables in the secondary market and generate revenue through collections utilizing an outsourced collection network and through the strategic resale of portfolios. Our primary business is to acquire credit-card receivable portfolios at significant discounts to the total amounts owed by the debtors. Defaulted consumer receivable portfolios that include charged-off credit card receivables are accounts that have been written-off by the originators. We purchase defaulted consumer receivable portfolios from creditors and others through privately negotiated direct sales. Our results depend upon our ability to purchase and collect on a sufficient volume of our consumer receivables to generate revenue that exceeds our costs.

We were founded as a California corporation in 2008 and became a Delaware corporation through a reincorporation merger in July 2011. In the reincorporation merger we issued all of our 4,534,870 shares to our existing shareholders on a one for 30 basis.

Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the fiscal year ended December 31, 2011 that states that our ongoing losses and lack of resources causes substantial doubt about our ability to continue as a going concern.

Commitments and Uncertainties

Currently, we do not have outstanding demands or commitments for capital expenditure above normal day to day operating expenses. However, we will have demands and commitments to meet rules and regulations such as financial audits and filings.

The uncertainty that we believe will have a material impact on our short and long term success is our ability to raise the necessary capital to fund our growth.

Sources of Revenue

The primary driver of our business is the revenue we generate from the collections and strategic resale of our portfolios. Additionally, we have received interest income from several short term commercial loans we have made. All loans and accrued interest have been paid back to us March 31, 2011 in full with accrued interest (see Notes Receivable). We currently do not have plans to make future commercial loans.

Although historically we have generated collections revenue in every monthly period since January 2009, in the future, this amount can fluctuate period to period. Additionally, we anticipate the collections revenue from the portfolios we currently own to generally trend downward into the future until we are able to raise capital and fund the acquisition of additional portfolios.

Revenue Recognition

The Company recognizes revenue on its debt portfolios using the cost recovery method in accordance with FASB ASC 310-30. Under the cost recovery method, the Company records cash receipts related to debt portfolios as a reduction of the cost of the debt portfolio. The Company will record revenue related to debt portfolios after cash collections exceed the portfolio’s carrying amount.

Cash

The cash flows generated by the collections on our purchased receivable portfolios are the primary driver of our business. Cash increased to $69,718 at December 31, 2011 from $34,772 at December 31, 2010. The repayment of the outstanding loans (see Notes Receivable) on March 31, 2011 contributed to this increase in our cash position year over year.

Debt Portfolios

Debt portfolio assets decreased to $0 as at December 31, 2011 from $35,398 in December 31, 2010. As at the period ending December 31, 2011 the cost of the portfolio assets owned and generating revenue have been fully recovered. Also, the decrease is attributable to the strategic sale of portions of our portfolios reducing the number of accounts we own. As of December 31, 2011, we owned 468 active accounts with a face value of $955,450 with an average charge-off date of January 04, 2006. All accounts are reported to the credit bureaus. The accounts we retained from our sales are either in a payment plan with us or have other collection history that would cause us to believe there is a higher propensity to pay then the age of the accounts would suggest.

Notes Receivable

As of the period ending December 31, 2011 loans receivable was reduced to $0 from $85,300 as at December 31, 2010 due to the repayment of all outstanding loans on March 31, 2011. Repayment included all outstanding principal in the amount of $85,300 and accrued interest of $11,416. We currently have no outstanding loans issued and we do not have plans to make commercial loans in the future

Results of Operations

Revenues

Our net revenue decreased to $45,544 in fiscal year 2011 from $51,199 in 2010. We attribute these decreases in net revenue to the reduction in the size of portfolios we own due to our strategic sales. Revenue from collections and strategic sales of our portfolios and to a lesser extent, interest income from several commercial loans has funded our operations to date.

Sources and Percent of Gross Receivables
Interest Income	7.58%	2.90%
Portfolio Sales	21.27%	42.17%
Gross Collections	71.15%	54.92%
Total	100%	100%
	Year-Ended 2010	Year Ended 2011

Collection receipts comprises the majority of our revenue for years 2011 and 2010. All commercial loans made by our business have been paid back as of March 31, 2011 including accrued interest. We do not anticipate making new commercial loans in the future. Additionally, we do not have plans on selling additional portfolios in the short term. We believe that as our portfolio accounts further age that it is likely that our collection revenue will further reduce over time. The growth of our business is dependent on successfully raising additional capital to fund our growth. We cannot assure our investors that we will be successful in raising working capital or in acquiring portfolios.

Operating Expenses

In fiscal year 2011, we saw an increase in operating expenses to $141,068 in 2011 from $129,185 in 2010. This increase in operating expenses was due to our increase in professional fees to $48,853 in 2011 from $15,971 in 2010 that resulted from additional costs pertaining to corporate structuring costs, document preparations, audits and filings including our registration statement. The increase in professional fees more than offset our decreases in collection agency fees to $15,215 in 2011 from $30,496 in 2010 due to the decrease in our portfolio size and our decrease in impairment loss to $3,477 in 2011 from $13,164 in 2010 as the cost of our portfolios were fully recovered in 2011.

Consulting

Consulting expenses include the compensation to Mr. Mann, President and CEO of our Company and other providers of business services and services pertaining to our public listing process. Our consulting fees increased slightly to $65,000 in 2011 from $62,990 in 2010.

Collections Expense

Collections expense consists of fees paid to collection agencies for collection services provided to us. Fees paid are based on a percentage of gross collection receipts. Our collections expense decreased to $15,215 in 2011 from $30,496 in 2010. Since our collections expense is calculated as a percentage of gross collected revenue, our decrease in overall collections were due to sales of parts of our portfolios that decreased the number of accounts being collected on.

Rent and Occupancy

Rent and occupancy expense primarily consists of rent, utilities, repairs and maintenance, property taxes and insurance. Office rent and associated parking remained at $0 in 2011 from $0 in 2010.  During 2008, the Company assumed an office lease that expired in December 31, 2009. The lease was not renewed and the Company moved its principal executive office to the office of a shareholder during 2010.  In July 2011, in connection with the merger with and into Hanover Portfolio Acquisitions, Inc. the Company moved its office from California to the office of the Chief Executive Officer in Arlington, Texas.  Rent expense relating to the use of the office is de minimis and is included in the consulting fees paid to the Chief Executive Officer

Impairment

The Company reviews its debt portfolios for impairment each reporting period. If, based on current information and events, the Company determines that it is probable that it will be unable to collect all cash flows expected at acquisition of the portfolio, the Company will record an impairment of the portfolio in earnings to reduce the carrying amount to its fair market value.  The Company recorded $3,477 and $13,164 of impairment losses related to its debt portfolios during the years ended December 31, 2011 and 2010, respectively. Impairment decreased to $3,477 in 2011 due to the cost of our portfolios becoming fully recovered.

Depreciation

We incur depreciation expense for costs related to our assets, including our information technology and software. Our depreciation increased to $980 in 2011 from $964 in 2010. There were no significant equipment purchases or sales during 2011.

Interest Expense

We have not incurred any interest expense since our inception to date as we have remained debt free.

Net Income (Loss)

Our Net Loss increased to 94,088 in 2011 from $69,400 in 2010. This increase in year to year loss was due to a combination of a slight decrease in revenue and increases in expenses associated with our public listing process undertaken in 2011.

Liquidity

The Company had $69,713 and $34,772 in cash and cash equivalents as of the years ended December 31, 2011 and 2010, respectively. These assets are not sufficient to operate in our industry on a meaningful scale. We believe that we have sufficient cash on hand to meet our operating expenses over the following 6 month period without an infusion of additional capital and without including revenue from collections. We have earned revenue from collections in every monthly period from January 2009 to date. It is our plan to raise capital to grow our business. Should we successfully fund our business, our expenses will increase. Depending on the size of our capital raise we will budget a sufficient amount of funds to operate our business. Please see the section titled “Strategy” for more information regarding our milestones, projected costs and timetables.

We have become a publicly listed company and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. These include the reporting requirements of the Exchange Act of 1934.  Should we be able to capitalize and grow our business, these costs may increase as the size and complexity of our operation increases.  We plan on raising working capital to bid on and purchase portfolios and grow our business.  We cannot assure our investors that we will be successful in raising working capital or in acquiring portfolios. The growth of our business is dependent on successfully raising additional capital to fund our growth.

Strategy

Our strategy includes utilizing our status as a publicly listed company to (1) attract the capital required to fund our growth through the ongoing acquisition of portfolios of defaulted consumer receivables; (2) attract seasoned management personnel from within the industry to our management team; (3) to develop or acquire software and hardware portfolio management tools; (4) move to a larger office and build out the required office infrastructure. Our current revenue and owned asset base will not be sufficient to fund any of our proposed growth plans including the acquisitions of additional debt portfolio. Our ability to engage in our proposed business operations is dependent on our raising other debt or equity financing.

We plan on hiring a new President possessing significant industry experience and relationships with extensive underwriting expertise and analytical valuation methodology experience. The initial roll of the new President will include assisting in finalizing our funding, assisting with preparing our business for growth including establishing our ‘On-Board’ buying relationships to become qualified as a purchaser with leading credit issuers, credit resellers and brokers. Additionally, the President will establish other necessary relationships that will be required to best utilize our funding for maximum growth and returns.

Should we be successful in raising the required capital, we plan on implementing the most current and robust software portfolio analytic in addition to portfolio and agency management tools. Additionally, we will further implement the latest industry best practices to reduce our operating costs and maximize efficiency and our return on investment on acquisitions. With no legacy equipment and software to get in the way, we will avoid the considerable expense and time delays of having to handle integration with legacy systems.

As our firm grows and our size warrants, we will add to our core team with specialized portfolio acquisition, management and liquidation departments to further combine their extensive underwriting expertise, analytical methods and to price and design portfolio specific receivable liquidation strategies to increase return on investment and control the debt assets.

There are a number of different types of defaulted consumer receivables that we may potentially purchase. The types and amount of each type as a percentage of our asset pool will vary depending on market conditions and opportunities. We may select to acquire one or more of the following types of debt:

1.

Credit Cards

i.

VISA®/MasterCard®

ii.

Private Label

iii.

Retail Cards

iv.

Branded Cards

2.

Installment Loans

i.

Promissory Notes

ii.

Auto and Recreational Vehicle Loans

iii.

Student Loans

iv.

Retail Installment Contracts

3.

Judgments – All Types

We will give acquisition preference to purchasing portfolios direct from issuers. However, our constant evaluation of market conditions including market supply and pricing will dictate the type, quality and age among many other portfolio profile factors in our buying strategy to maximize the return on capital.

Our company will continue to use and plans on significantly growing our dynamic network of skilled recovery and legal agencies that will be subject to strict due diligence process to ensure that each satisfy specific standards and requirements. A premium is placed on strict adherence to a complicated environment of legal and regulatory requirements. The interface between creditor and debtor is conducted with a strict code of ethics and fairness. We will coordinate and maintain intensive oversight over these agencies to maximize account performance, maximize the value of receivable accounts and assure the proper execution of our strategies.

We have developed a clear and defined growth strategy to capitalize on the slowly stabilizing economy and to avoid the mistakes many have made prior to the economic downturn. It is clear to us moving forward that companies that are capitalized and well managed and that purchase defaulted consumer receivables intelligently can be perfectly situated to reap the financial benefits as the economy and consumers’ financial positions improve. There remains great opportunity for growth.

Recent Accounting Pronouncements

Accounting standards promulgated by the FASB change periodically. Changes in such standards may have an impact on the Company’s future financial position. The following are a summary of recent relevant accounting developments.

In May 2011, the Financial Accounting Standard Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 will be effective for Hanover Portfolio Acquisitions, Inc. beginning after December 15, 2011. Hanover Portfolio Acquisitions, Inc. does not expect the adoption of ASU 2011-04 to have a material effect on its operating results or financial position.

Critical Accounting Policies

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future.

Seasonality

Our business depends on our ability to collect on our purchased portfolios of charged-off consumer receivables. Collections within portfolios tend to be seasonally higher in the first and second quarters of the year due to consumers’ receipt of tax refunds and other factors. Conversely, collections within portfolios tend to be lower in the third and fourth quarters of the year due to consumers’ spending in connection with summer vacations, the holiday season and other factors.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We currently do not have credit facilities in place and therefore we are not subject to interest rate risk.

Currency Exchange Risk

We do not have foreign operations that would make us subject to currency exchange risk.

Item 8.  Financial Statements and Supplemental Data

The financial statements filed herewith are set forth on the Index to Financial Statements on page F-1 of the separate financial section of this Annual Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 (the “Exchange Act”) require public companies to maintain “disclosure controls and procedures,” which are defined as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We conducted an evaluation with the participation of our Chief Executive Officer of the effectiveness of our disclosure controls and procedures as of December 31, 2011.  Based on that evaluation, our Chief Executive Officer has concluded that as of December 31, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that as of December 31, 2011 our disclosure controls and procedures were not effective at the reasonable assurance level:

1.

We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ending December 31, 2011.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.

We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the issuer; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of the end of our most recent fiscal year, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that as of December 31, 2011, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2011.

Management believes that the material weaknesses set forth in items (1) and (2) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management's report in this annual report.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. First, we will create a position to segregate duties consistent with control objectives of having separate individuals perform (i) the initiation of transactions, (ii) the recording of transactions and (iii) the custody of assets. Second, we will create a senior position to focus on financial reporting and standardizing and documenting our accounting procedures with the goal of increasing the effectiveness of the internal controls in preventing and detecting misstatements of accounting information. Third, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us. We anticipate the costs of implementing these remediation initiatives will be approximately $50,000 to $100,000 a year in increased salaries, legal and accounting expenses.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2012.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Pursuant to the terms of the Share Exchange Agreement dated March 14, 2012, all of the officers and directors resigned on the Closing of such Agreement and the following individuals were elected as officers and directors of the Company, effective as of the Closing:

Name	Position
Alan Collier	Director, Chief Executive Officer, Secretary
William Scigliano	Chief IP Officer
Don Calabria	Chief Operating Officer
Rowland Hanson	Managing Director
Michael Mann	Executive Vice-President–Shareholder Relations
Courtland Van Oden, Sr.	Vice President of Business Development
Bruce Garfield	Vice-President – Sales and Marketing
Ramiro Contreras	Vice President – Corporate Development
Terrence Byrne	Vice President – Business Development
Jason Feldman	Vice President – Business Development
Anand Mandaliya	Vice President – Business Development
Dean Skupen	Chief Financial Officer

A brief biography of each of principal officers and the sole director follows:

Alan Collier, age 46.  (Chief Executive Officer, Secretary, Sole Director):

Mr. Collier has more than twenty (20) years of experience in finance, telecommunications, and consumer products. Over the progression of his career, he has specialized in the development and financing of early stage, high growth, and acquisitive companies (public and private).  He has structured, participated in, and completed numerous transactions including mergers and acquisitions, equity and debt placements, capital restructuring, joint venture development, and channel partner procurement.

Additionally, Mr. Collier is a Senior Managing Director at Mid-Market Securities, a FINRA-registered Broker-Dealer. He is also the co-founder and a Managing Member of C2 Capital, LLC, which provides management consulting services to companies preparing to go public.

Prior to joining Mid-Market Securities, Mr. Collier was a Managing Director of Mosaic Capital and co-managed its Capital Markets Group at Mosaic Capital.  He was previously a Vice President at Corporate Capital Group and Managing Director and CEO of Greenbridge Capital Group.

He has held numerous board and executive positions throughout his career.  Mr. Collier holds FINRA Series 7, 24, 63, and 79 Licenses.

Mr. Collier also serves as the Chief Executive Officer and a Director of P3D. Mr. Collier also owns approximately twenty percent (20%) of the stock of P3D.

Michael Mann, age 54. (Executive Vice-President of Shareholder Relations):

Mr. Mann is the Vice President of Shareholder Relations for IPR and he brings significant related experience in business operations and corporate finance. Since 2008, Mr. Mann has served as the President and Chief Executive Officer of Hanover Portfolio Acquisitions, Inc. formerly known as Hanover Asset Management, Inc.  Immediately prior thereto, Mr. Mann was the Founder, President, and Chief Executive Officer of U.S. Debt Settlement, Inc., a company listed on the Frankfurt Stock Exchange. Mr. Mann had personally overseen the growth and development of U.S. Debt Settlement since 2003.

From January 2002 to July 2003, Mr. Mann was the Chief Executive Officer of Shared Vision Capital, a boutique investment banking firm that assisted emerging companies with early seed capital and bridge loans. From October 1998 through December 2001, Mr. Mann was the Vice President of Investor Relations for JuriSearch.com, an online legal research platform. During his tenure with JuriSearch.com, Mr. Mann was directly responsible for financing for the company’s growth and development.

In addition, Mr. Mann founded and served as the president of Universal Pacific Communications, a privately owned telecommunications company. Under his leadership, Universal Pacific developed a fiber optic disaster recovery telecommunications network. Mr. Mann has held Series 62 and 63 Securities Licenses.

Dean Skupen, age 52. (Chief Financial Officer):

Mr. Skupen has more than twenty (20) years experience as a certified public accountant. Mr. Skupen has held various positions in CPA firms ranging from international accounting firms to regional accounting firms. Most recently, Mr. Skupen was a principal and business advisor at Stonefield Josephson, Inc., a California based CPA firm. He provided auditing and consulting services to SEC reporting clients and entrepreneurial companies transitioning from privately held to publicly held in diverse industries. His industry expertise includes mid-market publicly held companies in the manufacturing, distribution, biotech, high technology, and oil and gas industries. He was also responsible for consulting on high-level equity and debt derivative transactions for both public and private transactions.

Item 11.  Executive Compensation

SUMMARY COMPENSATION TABLE
The following table sets forth the cash and non-cash annual remuneration of the officers and directors:

Year	Name of individual or identity of group	Capacities in which remuneration was received	Salary	Bonus	Stock Awards	All Other Compensation	Aggregate remuneration
2011	Michael Mann	President and CEO	$23,500	$0	$0	$0	$23,500
2010	Michael Mann	President and CEO	$20,250	$0	$0	$0	$20,250
2009	Michael Mann	President and CEO	$53,100	$0	$0	$0	$53,100

Because we have only one director, we do not have standing audit, compensation and corporate governance committees, or committees performing similar functions.

Pursuant to the terms of the Share Exchange Agreement dated March 14, 2012, all of the officers and directors resigned on the Closing of such Agreement and the following individuals were elected as officers and directors of the Company, effective as of the Closing

All of the new officers pursuant to the terms of the Share Exchange Agreement dated March 14, 2012 have agreed to accrue and defer payment of their compensation until the Company has generated sufficient financing proceeds or revenue to pay such compensation. Initially, Messrs. Collier and Mann shall each receive compensation of $10,000 per month. Mr. Hanson shall receive compensation of $18,000 per month. Messrs Calabria, Scigliano, and Garfield shall each receive compensation of $7,500 per month. Mr. Skupen shall receive compensation of $2,500 per month. Messrs. Mandaliya, Feldman, Contreras, and Byrne shall each receive compensation of $2,000 per month. Messrs. Hanson and Scigliano shall each receive additional compensation for the licensing arrangements, which he put together. In addition, each officer will get additional compensation in connection with any company that such officer originates upon the finalization of a licensing arrangement with such company. Additionally, Peter Hall, an outside consultant, will receive $7,500 per month for full time consulting services.

The directors will receive no compensation for serving as directors. However, IPR may reimburse its directors for any out-of-pocket cost reasonably incurred to attend a Board meeting.

Finally, Messrs. Collier, Mann, Hanson, Scigliano, Calabria, Van Oden, and Garfield shall receive additional compensation in the form of shares of restricted Company common stock that vest over time based upon their remaining with the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2011, the stock ownership of (i) each of our named executive officers and directors, (ii) all executive officers and directors as a group, and (iii) each person known by us to be a beneficial owner of 5% or more of our common stock assuming the sale of all of the stock offered hereby. No person listed below has any option, warrant or other right to acquire additional securities from us, except as may be otherwise noted. We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them except as stated therein.

Name and Address

Amount and Nature of Beneficial Ownership (1)

      Percentage of Class

Michael Mann

2,199,384(2)

48.5%(2)

835 E. Lamar Blvd, 202

Arlington, TX 76011

Peter Hall

1,133,703

25.0%

11664 National Blvd, 407

Los Angeles, CA 90064

Purple Grasshopper, LP

566,851(2)

12.5% (2)

Brandon Davenport, Manager

302 Stonebridge Drive

Richardson, Texas 75080

All officers and directors

As a group (1 persons)

2,199,384

48.5%

(1)

All shares are owned directly unless otherwise indicated.

(2)

453,481 of the shares are to be reconveyed to Michael Mann if a personal loan is repaid by June 30, 2012. Accordingly, these shares are included in the ownership for Michael Mann and Purple Grasshopper, LP.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

In 2009, U.S. Debt Settlement, Inc., a company controlled by Michael Mann, our CEO borrowed a total of $63,500 from us with an interest rate of 10% per annum. On 09/30/2009, all $63,500 in principal and $2,681 in accrued interest was repaid in full. Subsequently, U.S. Debt Settlement, Inc. borrowed $85,300 at 10% interest per annum. All $85,300 in principal and $11,416 in accrued interest was repaid in full on 03/31/11. We believe that the loan was on terms similar to terms U.S. Debt Settlement might have received from a third party.

Item 14.  Principal Accounting Fees and Services

Audit Fees

We were billed $20,100 and $9,710 for the audit and reviews of our financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our fiscal year ended December 31, 2011 and December 31, 2010 respectively.

Tax Fees

We were billed $6,110 and $4,145 for professional services rendered for tax compliance for our fiscal year ended December 31, 2011 and December 31, 2010 respectively.

All Other Fees

None.

Pre-approval of All Services from the Independent Auditors

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

-

approved by our audit committee; or

-

entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee; however our board of directors acts as the audit committee, established pre-approval policies and procedures as to the particular service which do not include delegation of the audit committee's responsibilities to management. Our board of directors pre-approves all services provided by our independent auditors and is informed of each service.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(1) The financial statements filed herewith are set forth in the Index to Financial Statements on page F-1 of the separate financial section of this Annual Report, which is incorporated herein by reference.

(2) The following exhibits are filed as a part of this Annual Report.

Exhibit No.	Descriptions
22	Subsidiaries of the Registrant - None
31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act
32.1	Certification Pursuant to Section 906 of the Sarbanes Oxley Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hanover Portfolio Acquisitions, Inc.
(Registrant)

Dated April 13, 2012	By:	/s/ Alan Collier
Alan Collier
Director, Chief Executive Officer, Secretary
(Principal Executive Officer)

Dated April 13, 2012	By:	/s/ Dean Skupen
Dean Skupen
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated April 13, 2012	By:	/s/ Alan Collier
Alan Collier
Director, Chief Executive Officer, Secretary
(Principal Executive Officer)

Dated April 13, 2012	By:	/s/ Dean Skupen
Dean Skupen
Chief Financial Officer (Principal Financial Officer)

INDEX TO FINANCIAL STATEMENTS

CONTENTS

PAGE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

BALANCE SHEETS AT DECEMBER 31, 2011 AND 2010	F-3

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010	F-4

STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010	F-5

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010	F-6

NOTES TO FINANCIAL STATEMENTS	F-7 to F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Hanover Portfolio Acquisitions, Inc.

We have audited the accompanying balance sheets of Hanover Portfolio Acquisitions, Inc. as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hanover Portfolio Acquisitions, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring net losses. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rose, Snyder & Jacobs LLP

Rose, Snyder & Jacobs LLP

Encino, California

April 11, 2012

HANOVER PORTFOLIO ACQUISITIONS, INC. FKA HANOVER ASSET MANAGEMENT, INC. BALANCE SHEETS AS OF DECEMBER 31, 2011 AND 2010

	December 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 69,718	$ 34,772
Accounts Receivable	1,372	-
Debt portfolios	-	35,398
Notes receivable - related party, note 6	-	85,300
Accrued interest income - related party, note 6	-	9,336
TOTAL CURRENT ASSETS	71,090	164,806

PROPERTY AND EQUIPMENT
Office equipment	630	630
Furniture and fixtures	165	165
Computer equipment	4,151	4,151
	4,946	4,781
Less accumulated depreciation	(2,781)	(1,802)
NET PROPERTY AND EQUIPMENT	2,165	3,144

TOTAL ASSETS	$ 73,255	$ 167,950

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 745	$ 1,900
Accrued Expenses	548	-
TOTAL CURRENT LIABILITIES	$ 1,293	$ 1,900

COMMITMENTS AND CONTINGENCIES, note 4

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 5,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value; 75,000,000 shares authorized,
4,534,870 shares issued and outstanding*	453	453
Additional paid-in capital	656,528	656,528
Accumulated deficit	(585,019)	(490,931)
TOTAL STOCKHOLDERS' EQUITY	71,962	166,050

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 73,255	$ 167,950

* The number of shares outstanding at December 31, 2011 and 2010, reflects the effects of the Company's reorganization, via merger, into a Delaware corporation on July 15, 2011.

The accompanying notes are an integral part of these financial statements.

HANOVER PORTFOLIO ACQUISITIONS, INC. FKA HANOVER ASSET MANAGEMENT, INC. STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	December 31,	December 31,
	2011	2010
REVENUE, NET	$ 45,544	$ 51,199

OPERATING EXPENSES
Consulting	65,000	62,990
Collection agency fees	15,215	30,496
Professional fees	48,853	15,971
Impairment loss	3,477	13,164
Telephone	4,181	4,423
Depreciation	980	964
Computer and network	342	614
Bank fees	40	284
Office supplies	359	171
Business licenses and permits	771	75
Printing and reproduction	1,102	-
Miscellaneous	748	33
TOTAL OPERATING EXPENSES	141,068	129,185

LOSS FROM OPERATIONS	(95,524)	(77,986)

OTHER INCOME (EXPENSE)
Loss on disposal of property and equipment	-	-
Other Income	13	-
Interest income	2,223	9,386

TOTAL OTHER INCOME (EXPENSE)	2,236	9,386

LOSS BEFORE PROVISION FOR INCOME TAXES	(93,288)	(68,600)

PROVISION FOR INCOME TAXES	800	800

NET LOSS	$ (94,088)	$ (69,400)

Net loss per share (basic and diluted)	$ (0.02)	$ (0.02)
Weighted average shares outstanding (basic and diluted)*	4,534,870	4,534,870

* The number of shares outstanding at December 31, 2011 and 2010, reflects the effects of the Company's reorganization, via merger, into a Delaware corporation on July 15, 2011.

The accompanying notes are an integral part of these financial statements.

HANOVER PORTFOLIO ACQUISITIONS, INC. FKA HANOVER ASSET MANAGEMENT, INC. STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2010	4,534,870	$ 453	$ 656,528	$ (421,531)	$ 235,450

Net loss	-	-	-	(69,400)	(69,400)

Balance, December 31, 2010	4,534,870	$ 453	$ 656,528	$ (490,931)	$ 166,050

Net loss	-	-	-	(94,088)	(94,088)

Balance, December 31, 2011	4,534,870	$ 453	$ 656,528	$ (585,019)	$ 71,962

* The number of shares outstanding at January 1, 2010 and December 31, 2010 and 2011, reflects the effects of the Company's reorganization, via merger, into a Delaware corporation on July 15, 2011.

The accompanying notes are an integral part of these financial statements.

HANOVER PORTFOLIO ACQUISITIONS, INC. FKA HANOVER ASSET MANAGEMENT, INC. STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	December 31,	December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (94,088)	$ (69,400)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	979	964
Impairment loss	3,477	13,164
Changes in assets and liabilities
Accounts Receivable	(1,372)	-
Debt portfolios	31,921	71,210
Accrued interest income	9,336	(9,336)
Accounts payable	(1,156)	1,900-
Accrued collection agency fees	549	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(50,354)	(8,502)

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment of loans made to a related party	85,300	-
Loans made to a related party	-	(22,800)
Purchase of property and equipment	-	(166)

NET CASH USED IN INVESTING ACTIVITIES	85,300	(22,966)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	34,946	(14,464)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	34,772	49,236

CASH AND CASH EQUIVALENTS, END OF YEAR	$ 69,718	$ 34,772

Supplemental disclosure of cash flow data:
Interest paid in cash	$ -	$ -
Income taxes paid in cash	$ 800	$ 800

The accompanying notes are an integral part of these financial statements.

HANOVER PORTFOLIO ACQUISITIONS, INC.

FKA HANOVER ASSET MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 and 2010

1.

ORGANIZATION AND NATURE OF BUSINESS

Hanover Portfolio Acquisitions, Inc., which was formerly known as and operated under the name Hanover Asset Management, Inc. through July 15, 2011 (the “Company”), purchases distressed debt portfolios at a significant discount to their face value and seeks to either collect on the outstanding balances or resell some or all of the portfolios. The Company incorporated on November 8, 2008 in the state of California. Effective July 15, 2011, the Company became a Delaware Corporation operating under the name Hanover Portfolio Acquisitions, Inc.

Merger, Recapitalization and Name Change

On July 15, 2011, the Company merged with and into Hanover Capital Management, Inc., a Delaware corporation. The merger was effected via a 30-for-1 exchange of the Company’s common stock for the common stock of Hanover Capital Management, Inc., resulting in a decrease in the number of common shares outstanding from 136,044,351 to 4,534,870. The effect of the share exchange has been presented retrospectively for all periods. The ownership of the Company did not change as a result of the merger. As such, the merger was considered a continuation of the same business, under a different entity, for accounting and financial reporting purposes.

As a part of the merger, Hanover Capital Management, Inc. changed its name to Hanover Portfolio Acquisitions, Inc. and moved its offices from California to Texas. The Company began operating under the name Hanover Portfolio Acquisitions, Inc. on July 15, 2011.

Going Concern

During the years ended December 31, 2011 and 2010, the Company incurred a net loss of $94,088 and $69,400, respectively. The Company used $50,354 of cash from operations during the year ended December 31, 2011 and raised $8,502 of cash in operations during the year ended December 31, 2010. The Company has incurred substantial losses to date and has an accumulated deficit of $585,019 as of December 31, 2011.

The Company has received collections on its debt portfolio balance and has been successful in selling portions of its debt portfolios. However, the Company cannot predict with any degree of certainty the level of revenues it will be able to sustain. The Company intends to continue to generate revenue from the ongoing collection and sale of debt portfolios. Also, the Company intends to raise additional capital through the issuance of shares of preferred and common stock.  If adequate capital is not available, the Company intends to scale back operations.

These conditions, among others, may indicate the Company will be unable to continue as a going concern. Because of our historic net losses, our independent auditors, in their reports on our financial statements for the years ended December 31, 2011 and 2010, expressed substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

HANOVER PORTFOLIO ACQUISITIONS, INC.

FKA HANOVER ASSET MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 and 2010

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments with a maturity of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reportable period.  Management estimates the value of its debt portfolios, the useful lives of property and equipment, and the valuation of deferred income tax assets. Management uses its historical records and knowledge of its business in making these estimates.  Actual results could differ from these estimates.

Revenue Recognition

The Company recognizes revenue on its debt portfolios using the cost recovery method in accordance with FASB ASC 310-30. Under the cost recovery method, the Company records cash receipts related to debt portfolios as a reduction of the cost of the debt portfolio.  The Company will record revenue related to debt portfolios once cash collections exceed the portfolio’s carrying amount.

Debt Portfolios

The Company reviews its debt portfolios for impairment each reporting period. If, based on current information and events, the Company determines that it is probable that it will be unable to collect all cash flows expected at acquisition of the portfolio, the Company will record an impairment of the portfolio in earnings to reduce the carrying amount to its fair market value. The Company uses 3rd party valuations of the resale value of its debt portfolios when assessing impairment. These valuations are based on industry data of portfolios with similar characteristics. The Company recorded $3,477 and $13,164 of impairment losses related to its debt portfolios during the years ended December 31, 2011 and 2010, respectively.

Property and Equipment

The Company’s property and equipment are recorded at cost. Depreciation of all assets are computed on the straight-line basis.  The assigned useful lives for the assets are as follows:

Office equipment	5-7 years
Computer equipment	5 years
Furniture and fixtures	7 years

Income Taxes

The Company accounts for income taxes in accordance with generally accepted accounting principles. Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets are recognized for the future tax consequences of transactions that have been recognized in the Company's financial statements or tax returns.  A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

HANOVER PORTFOLIO ACQUISITIONS, INC.

FKA HANOVER ASSET MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 and 2010

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Notes Receivable

The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any of its notes receivables are unlikely to be collected.  The Company does not require collateral or other security for notes receivable.  However, credit risk is mitigated by the Company’s ongoing evaluations and the reasonably short collection terms.  Management specifically analyzes the age of receivable balances, historical bad debt experience, debtor credit-worthiness, and changes in payments terms when making estimates of the collectability of the Company’s notes receivable balances.  If the Company determines that the financial conditions of any of its debtors have deteriorated, whether due to debtor specific or general economic issues, increases in the allowance may be made.  Notes receivable are written off when all collection attempts have failed.

The Company recognizes interest income on notes receivable using the effective interest method. If the Company determines that the recoverability of any of its notes receivable is not probable, it will place the notes on nonaccrual status and will cease recording interest income. Should the Company later determine that the notes receivable balance is recoverable, it will resume the accrual of interest.

Net Loss per Share

Net loss per common share is calculated in accordance with FASB ASC 260. Basic net loss per share is computed by dividing the net loss for the period by the weighted average common shares outstanding. As of December 31, 2011 and 2010, the Company had no outstanding instruments that could potentially dilute the number of weighted average common shares outstanding.

Fair Value of Financial Instruments

The Company has adopted accounting standards that define fair value, establish a framework for measuring fair value in accordance with existing generally accepted accounting principles, and expand disclosures about fair value measurements. Assets and liabilities recorded at fair value in the balance sheet are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The categories are as follows:

Level Input:	Input Definition:

Level I	Inputs are unadjusted, quoted prices for the identical assets or liabilities in active markets at the measurement date.

Level II	Inputs, other than quoted prices included in Level I, that are observable for the asset or liability through corroboration with market data at the measurement date.

Level III	Unobservable inputs that reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The carrying amount of certain of the Company’s financial instruments approximates fair value due to the relatively short maturity of such instruments. The fair value of notes receivable is not considered to be significantly different than its carrying amount because the stated rates for such debt reflect current market rates and conditions.

HANOVER PORTFOLIO ACQUISITIONS, INC.

FKA HANOVER ASSET MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 and 2010

3.

INCOME TAXES

The Company files income tax returns with the Internal Revenue Service (“IRS”) and various state jurisdictions. For jurisdictions in which tax filings are prepared, the Company is subject to income tax examinations by state tax authorities and federal tax authorities for all tax years.

The deferred tax assets are mainly comprised of net loss carryforwards. As of December 31, 2011, the Company had $433,784 and $40,174 in federal and state net operating loss carryforwards, respectively, that it can use to offset a certain amount of taxable income in the future. These net operating loss carryforwards expire through 2031. The resulting deferred tax asset is offset by a 100% valuation allowance due to the uncertainty of its realization.

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes was as follows for the years ended December 31, 2011 and 2010:

	2011	2010
Income tax computed at federal statutory tax rate	-34.0%	-34.0%
Change in valuation allowance	39.8%	38.6%
State taxes, net of federal benefit	-5.8%	-5.8%
Total	0.0%	-1.2%

The primary difference between income tax expense attributable to continuing operations and the amount of income tax expense that would result from applying domestic federal statutory rates to income before provision for income taxes relates to the change in the valuation allowance.

The Company has adopted the accounting standards that clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the years ended December 31, 2011 and 2010.

4.

COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company may become involved in various legal proceedings in the normal course of business. The Company is not a party to any legal proceedings as of December 31, 2011.

Leases

During 2008, the Company assumed an office lease that expired in December 2009. The lease was not renewed and the Company moved its principal executive office to the office of a shareholder during 2010.  In July 2011, in connection with the merger with and into Hanover Capital Management, Inc. (see footnote 1), the Company moved its office from California to the office of the Chief Executive Officer in Arlington, Texas.  Rent expense relating to the use of the office is de minimis and is included in the consulting fees paid to the Chief Executive Officer (see footnote 5).

HANOVER PORTFOLIO ACQUISITIONS, INC.

FKA HANOVER ASSET MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 and 2010

5.

CONCENTRATIONS AND RELATED PARTY TRANSACTIONS

Cash Deposits

The Company maintains its cash and cash equivalent balances with financial institutions.  These accounts are typically insured through the Federal Deposit Insurance Corporation ("FDIC").  At times, such amounts may exceed Federally insured limits. The Company has not incurred any losses related to concentration of cash deposits through December 31, 2011.

Notes Receivable – Related Party

The Company had notes receivable totaling $0 and $85,300 at December 31, 2011 and 2010 respectively. These notes are due from a single debtor (see note 6).

Consulting Services

The Company paid its President, Mr. Michael Mann, $23,500 and $20,250 for consulting services during the years ended December 31, 2011 and 2010, respectively.

6.

NOTES RECEIVABLE – RELATED PARTY

During 2009, the Company loaned U.S. Debt Settlement, Inc. $63,500 via seven promissory notes throughout the first eight months of 2009. All of these loans were repaid, in full, with interest of $2,681 in September 2009. Subsequent to the repayment of the initial loans, the Company loaned $62,500 via two promissory notes and the balance of $62,500 remained outstanding at December 31, 2009. The Company amended these two loans during 2010 to extend the maturity dates by six months.  In addition, the Company loaned U.S. Debt Settlement, Inc. an additional $22,800 via four promissory notes during the first quarter of 2010. At December 31, 2010, the notes receivable due from U.S. Debt Settlement, Inc. totaled $85,300, were each due in one payment of all principal and accrued interest, bear interest at 10% per annum, and mature between February, 2011 and May, 2011. The Company’s Chief Executive Officer is also the Chief Executive Officer of U.S. Debt Settlement, Inc.  In March 2011, U.S. Debt Settlement, Inc. repaid all outstanding loans and accrued interest.

7.

SUBSEQUENT EVENTS

Pursuant to FINRA Rule 6432 and Rule 15c2-11 under the Securities Exchange Act of 1934, on March 8, 2012, FINRA has cleared Glendale Securities request on our behalf for an unpriced quotation on the OTC Bulletin Board and OTC Link for the symbol HVPA.

On March 14, 2012, Hanover Portfolio Acquisitions, Inc., a Delaware corporation (“Company”), entered into a Share Exchange Agreement with IP Resources International, Inc., a Nevada corporation (“IPR”) and certain of its shareholders. Under the Share Exchange Agreement, each participating IPR shareholder exchanged all of their issued and outstanding IPR common shares, free and clear of all liens, for company common shares equal to Company shares equaling 1.2342 times the number of IPR shares being transferred to the Company.

HANOVER PORTFOLIO ACQUISITIONS, INC.

FKA HANOVER ASSET MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 and 2010

7.

SUBSEQUENT EVENTS (Continued)

The Share Exchange Agreement was to close upon the agreement of IPR shareholders owning a minimum of eighty percent (80%) of the issued and outstanding shares of IPR.  As of March 28, 2012, 100% of the IPR shareholders agreed to exchange 33,234,294 shares of IPR common stock for 41,017,766 of Company common stock. As a result of the event, the former shareholders of IPR now own approximately 89% of the Company and IPR is now a wholly owned subsidiary of the Company.

Including the 41,017,766 shares issued pursuant to the Share Exchange Agreement, 43,539, 641 shares of Company common stock have neen issued subsequent to December 31, 2011.

Additionally, as a result of this transaction, the Company will also operate as an intellectual property licensing and commercialization firm.  IPR believes that its primary markets will include China, Brazil, India, and Europe.  The effects of the Share Exchange Agreement on the operations and financial statements of the Company have not been determined and such effects may be significant.