Form 10-Q
period 2012-03-31
Hanover Portfolio Acquisitions, Inc.
filed 2012-05-21
CIK 1528172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
[X]	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012.

[ ]	TRANSITION REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______.

Commission File No. 333-176954

HANOVER PORTFOLIO ACQUISITIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-2552528
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

21800 Oxnard Street Suite 790, Woodland Hills, CA 91367

 (Address of principal executive offices, zip code)

(800) 489-4774

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [   ]                 Accelerated filer [   ]

Non-accelerated filer [   ]  (Do not check if a smaller reporting company)       Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):

Yes [   ]   No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 21, 2012, there were 48,534,511 shares of common stock, $0.001 par value per share, outstanding.

HANOVER PORTFOLIO ACQUISITIONS, INC

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2012

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Hanover Portfolio Acquisitions, Inc., a Delaware corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the Company’s need for and ability to obtain additional financing and that there will be little demand for the Company’s services and products, and other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM   1.  CONDENSED FINANCIAL STATEMENTS.

Hanover Portfolio Acquisitions, Inc. and Subsidiary Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
	2012	2011

Assets
Current Assets
Cash	$51,977	$9,247
Accounts receivable	1,004	-
Debt portfolios	-	-
Total Current Assets	52,981	9,247

Property Plant and Equipment, net	1,919	-
Intangible Assets	972,222	984,127
Total Assets	$1,027,122	$993,374

Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$580,853	$254,396
Current portion - notes payable license fee	240,000	240,000
Notes payable	175,000	175,000
Total Current Liabilities	995,853	669,396

Note payable - license fee, less current portion	750,000	750,000
Total Liabilities	1,745,853	1,419,396

Shareholders' Deficit
Common stock, 0.001 par value, 46,482,411 and 38,312,812 shares issued and outstanding 2012 and 2011, respectively	4,649	3,832
Additional paid-in capital	149,485	12,227
Accumulated deficit	(872,865)	(442,081)
Total Shareholders' Deficit	(718,731)	(426,022)
Total Liabilities and Shareholders' Deficit	$1,027,122	$993,374

See accompanying notes to consolidated financial statements.

Hanover Portfolio Acquisitions, Inc. and Subsidiary Consolidated Statement of Operations (unaudited) For the Three Months Ended March 31, 2012

	Three Months March 31,
	2012	2011

Revenues, net	$1,673	$-

Operating Expenses	427,214	-

Operating Loss	(425,541)	-

Other Income (Expense)
Interest income	7	-
Interest expense	(5,250)	-

Loss Before Provision for Income Taxes	(430,784)	-

Provision for Income Taxes	-	-

Net Loss	$(430,784)	$-

Basic and diluted loss per common share	$(0.01)	$-
Weighted average common share outstanding - basic and diluted	40,472,391	-

See accompanying notes to consolidated financial statements.

Hanover Portfolio Acquisitions, Inc. and Subsidiary Consolidated Statement of Stockholders’ Deficit (unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Deficit

Balance, September 1, 2011	-	$-	$-	$-	$-
Share issued to founders	30,916,710	3,092	(3,092)	-	-
Shares issued for license agreement	3,559,797	356	(356)	-	-
Share issued for service rendered	3,116,355	312	47,863	-	48,175
Unearned stock compensation	-	-	(36,033)	-	(36,033)
Shares issued with notes payable	719,950	72	3,845	-	3,917
Net loss	-	-	-	(442,081)	(442,081)

Balance December 31, 2011	38,312,812	3,832	12,227	(442,081)	(426,022)

Share issued for acquisition of HPA	4,557,545	456	59,710	-	60,166
Share issued for service rendered	3,572,054	357	51,642	-	51,999
Unearned stock compensation			15,910	-	15,910
Shares issued for cash	40,000	4	9,996	-	10,000
Net loss	-	-	-	(430,784)	(430,784)

Balance March 31, 2012	46,482,411	$4,649	$149,485	$(872,865)	$(718,731)

See accompanying notes to consolidated financial statements.

Hanover Portfolio Acquisitions, Inc. and Subsidiary Consolidated Statement of Cash Flows (unaudited)

	Three Months Ended March 31,
	2012	2011

Cash Flows From Operating Activities
Net Loss	$(430,784)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	12,150	-
Fair value of shares issued for services	67,909	-
Changes in operating assets and liabilities
Account receivable	3,950	-
Accounts payable and accrued expenses	326,457	-
Net Cash Used in Operating Activities	(20,318)	-

Cash Flows From Investing Activities
Cash paid for acquisition of HPA, net of cash received	53,048	-
Net Cash Provided by Investing Activities	53,048	-

Cash Flows From Financing Activities

Sale of shares of common stock	10,000	-
Net Cash Provided by Financing Activities	10,000	-

Net Increase (Decrease) in Cash	42,730	-
Cash, Beginning of Period	9,247	-
Cash, End of Period	$51,977	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Noncash investing and financing activities:	-	-

See accompanying notes to consolidated financial statements.

Hanover Portfolio Acquisitions, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2012

Note 1 – Organization and Nature of Business

Hanover Portfolio Acquisitions, Inc. (the “Company” or "HPA") operates in two business segments 1) purchases distressed debt portfolios at a significant discount to their face value and seeks to either collect on the outstanding balances or resell some or all of the portfolios and 2) intellectual property licensing and commercialization.

IP Resources International, Inc. (“IPR”) formed its operations on September 1, 2011, under an operating agreement (“Operating Agreement”) with U.S. Debt Settlement, Inc. (“USDS”). The operator of IPR was a majority owner (“Operator”) of USDS. Under the terms of the Operating Agreement, USDS was to remain a publicly held entity. If USDS could not maintain its status as a publicly held company, the operator had the right to the operations. On October 13, 2011, USDS management informed the Operator that USDS had lost its status as a publicly held company. The Operator entered into an assumption agreement with USDS and all interested parties to transfer the operating assets and liabilities to a newly formed entity IPR. IPR was formed on October 17, 2011 with the majority shareholders’ of USDS as the majority shareholders of IPR. Since the majority ownership of the assets and liabilities of the operations did not significantly change, the asset and liabilities were transferred at their historical cost basis. The financial statements of IPR have been presented in the consolidated financial statements from inception, September 1, 2011.

Reverse Acquisition

On March 14, 2012, HPA, entered into a Share Exchange Agreement (“Agreement”) with IPR and certain of its shareholders. Under the Agreement, each participating IPR shareholder exchanged all of their issued and outstanding IPR common shares totaling 33,234,294, free and clear of all liens, for Company common shares of equal to 1.2342 times the number of IPR shares being transferred to the Company for a total of 41,017,766 shares.

As a result of the Agreement, the former shareholders of IPR owned approximately 89% of the Company and its officer and directors constitute the majority of the officers and directors of the Company at the closing. Since the shareholders, offices and directors of IPR have control of the Company the acquisition constitutes a reverse acquisition, so IPR is the accounting acquirer and HPA is the accounting acquiree. For accounting purposes IPR becomes the parent and HPA becomes a wholly owned subsidiary. In comparison, the legal form of the acquisition is that HPA is the legal parent and IPR is the legal subsidiary.

The accompany consolidated financial statements are presented as IPR being the parent company and HPA as the wholly owned subsidiary with the historical financial position and results of operations being of the operations of IPR, which include the results of operations of HPA from the date of acquisition on March 14, 2012.  IPR began its operations on September 1, 2011.

As a result of this transaction, the Company will also operate as an intellectual property licensing and commercialization firm.  IPR believes that its primary markets will include Asia, Brazil, and Europe.

As of the date of the acquisition, the sole director and officer and significant shareholder of HPA was a significant shareholder of IPR. Given the relationship, the transaction is considered not to be an arms length transaction and a step-up in the basis of the assets and liabilities acquired is precluded, as the transfer of assets and liabilities has not been affected. The Company has recorded the acquisition and issuance of 4,557,545 shares of its common stock at a value of  $60,166, which is the historical cost basis of HPA as of the date of the transaction.

Unaudited Interim Consolidated Financial Statements

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8 of Regulation S-X. The consolidated financial statements as of March 31, 2012 and for the three months ended March 31 2012 are unaudited; however, in the opinion of management such interim consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the Period presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

Liquidity

Our accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these consolidated financial statements. However, the Company has incurred substantial losses, its current liabilities exceed its current assets and available cash is not sufficient to fund the expected future operation. Subsequent to March 31, 2012, the Company raised approximately $115,000 in gross proceeds in connection with the issuance of common stock as discussed in Note 6, Subsequent Events. The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due which raises substantial doubt about our ability to continue as a going concern.

To reduce the risk of not being able to continue as a going concern, management has implemented its business plan to materialize revenues from it license agreements and has initiated a private placement offering to raise capital through the sale of its common stock.  Although, uncertainty exists as to whether the Company will be able generate enough cash from operations to fund the Company’s working capital needs or raise sufficient capital to meet the Company’s obligations as they become due, no adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.

Note 2 - License Agreements

Effective September 1, 2011, IPR entered into a license agreement with Personal 3D, Inc. (“P3D”)to acquire the rights to market and distribute certain intellectual property in the territories of the European and Eastern European counties. The term of the license agreement shall be for the greater of the life of the provisional patents, for the technology, or twenty-one years. The tem shall automatically renew for an additional one year term unless either party notifies the other that it does not desire to renew the license agreement ninety days before the then-current term of the license agreement expires. The license fee to be paid by IPR was $1,000,0000 and common stock of IPR in an amount that would give P3D 9.9% interest in outstanding common stock of IPR. The shares of IPR’s common stock shall be issued on or before October 12, 2011, (were issued on October 17, 2011 the date of incorporation of IPR). The $1,00,000 is required to be paid in installments as follows:

a)

A payment of  $10,000 on, or before, the second business day after the later of the execution and delivery of the license agreement and IPR’s receipt of $150,000 in bridge funding, which occurred on October 18, 2011 and the $10,000 was paid;

b)

A payment of $90,000 within two business days after IPR’s receipt of an initial equity funding (excluding the funding referenced in (a) above) in the amount of at least $1,000,000 (which has not occurred as of the date of these consolidated financial statements);

c)

A payment of $150,000 within six months after the payment reference in (b) above;

d)

A payment of $250,000 twelve months after the payment referenced in (b) above;

e)

A final payment of $500,000 eighteen months after the payment referenced in (b) above; and

f)

Notwithstanding anything to the contrary, during the first one and half years of the license agreement a minimum of ten percent (10%) of all funding raised by IPR in excess $2,000,000, excluding funding reference in (a) above, shall be used to pay down the $1,000,000

The unpaid balance shall bear simple interest at a rate of 6% per annum commencing on the date of the initial payment of $10,000 as defined in (a) above. Also, in the event of a change in control of IPR the unpaid balance of the note shall accelerate and become immediately payable on five business days.

In addition to the license fee, IPR is required to pay a royalty of 25% of IPR’s quarterly profits from the P3D technology in Europe. Also, P3D has the right to terminate the license agreement

P3D shall have the right to terminate this Agreement if the amount paid in royalties under the license agreement for the twenty-four months, after the $150,000 funding as referenced in (c) above, does not equal or exceed $500,000 or if the amount paid in royalties for the twenty-fifth month through the forty-eighth month, after the $150,000 funding as referenced in (c) above, does not equal or exceed $500,000. IPR in its sole discretion may pay any portion of such minimum royalty to P3D, without regard to the actual amount of royalty generated in order to retain the license.

Effective November 11, 2011, IPR entered into an Exclusive License Agreement with CPAIR, Inc. (“CPaiR”) to acquire the rights to market and distribute certain intellectual property on a worldwide basis except for the United States.  The terms of the license agreement shall be for the greater of the life of the provisional patents, for the technology, or twenty-one years.  The term shall automatically renew for an additional one year term unless either party notifies the other that it does not desire to renew the license agreement ninety days before the then-current term of the license agreement expires.  Under the Exclusive License Agreement, if IPR enters into a sublicense agreement, IPR is required to pay CPaiR 20% of royalties received by IPR. If IPR elects to distribute the product, without sublicenses, then CPaiR receives 10% of gross revenues. Also,  IPR is required to pay to CPaiR 20% of any upfront license fee actually received by IPR in connection with the CPaiR intellectual property and 20% of the quarterly revenue actually received by IPR in connection with such intellectual property.  If IPR does not pay a minimum of $1,000,000 to CPaiR within a period of three years from the Effective date, the license agreement will terminate. IPR has the right to pay the difference between the amounts paid by IPR and the minimum payment of $1,000,000. Under the terms of the agreement, IPR was not required to pay an upfront fees license fee.

Effective January 27, 2012, IPR entered into a License Agreement with American Cryostem Corp. ("ACSC") to acquire the rights to and to distribute certain intellectual property in China and Brazil. The term of the License Agreement shall  be for one year.  The term shall automatically renew for an additional one year term unless either party notifies the other that it does not desire to renew the License Agreement. Under the License Agreement, any distributer or sub-licensee, engaged by IPR, must pay a 25% of its quarterly gross revenue. Of the 25% of quarterly gross revenue, IPR  and ACSC split 50/50. In the event that IPR receives any upfront license fee from a sub-licensee, IPR is required to pay to ACSC 50% of any upfront license fee actually received. Under the terms of the agreement, IPR was not required to pay an upfront fees license fee.

Note 3 - Notes payable

IPR initiated a private placement for up to  $1,000,000 of financing by the issuance of notes payable at a minimum of $25,000. The notes bear interest at 12% per annum and are due and payable with accrued interest one year from issuance.  Also, IPR agreed to issue 102,850 shares of its common stock for every $25,000 invested.

The Company has issued a total of three notes, to two investors, for an aggregate principal amount of  $175,000. In addition IPR issued 719,950 share of its common stock at a fair value of $1,267 as determined by a valuation performed by a third party valuation firm.  These loans are secured by the P3D license agreement as described in Note 2- License Agreements.

Note 4- Shareholders’ Deficit

IPR issued 30,916,710 shares of its common stock on the date of incorporation to the founders of the corporation.

IPR has entered into consulting agreements with various consultants for service to be provided to the Company. The agreements stipulate a monthly fee and a certain number of shares that the consultant vests over the term of the contract. The consultant is issued a prorated number of the shares of common at the beginning of the contract that the consultant earns over a three-month period. At the anniversary of each quarter, the consultant is issued a new allotment of common stock. In accordance with ASC 505-50 – Equity-Based Payment to Non-Employee, the common stock shares issued to the consultant are valued upon issuance.  The shares of common stock that have been issued were valued based on a valuation performed by an independent valuation firm. As of March

31, 2012, the total award grants was 27,684,000 shares with 4,466,850 vested shares and 23,217,150 shares unvested. The total expense recorded as of March 31, 2012 was $80,051.

Note 5 – Segment Information

The Company has two reporting segments: debt portfolio management and intellectual property management. The debt portfolio segment purchases defaulted unsecured consumer receivables in the secondary market and generate revenue through collections utilizing an outsourced collection network and through the strategic resale of portfolios. The intellectual property management segment licenses various commercially desirable technologies and patents from companies that need operating capital or that need help commercializing their technology and sublicense such technology in designated territories.  We have no intersegment sales or transfer.  The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were acquired as a unit, and the management at the time of the acquisition was retained.

For the three months ended March 31, 2012, net revenues of $1,673 are contributed from our debt portfolio segment, and $400,560 and $26,654 of the operating loss are contributed by the intellectual property management and debt portfolio management segments, respectively.

Note 6 - Subsequent Events

Subsequent to March 31, 2012, the Company sold 460,000 shares of its common stock for $115,000

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

When used in this discussion, the words “expect(s)”, “feel(s)”, “believe(s)”, “will”, “may”, “anticipate(s)” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, and are urged to carefully review and consider the various disclosures elsewhere in this Report.

The following information should be read in conjunction with (i) the consolidated financial statements of Hanover Portfolio Acquisitions, Inc., and subsidiary, a Delaware corporation, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2011 audited financial statements and related notes included in the Company’s 10-K filed with the Securities and Exchange Commission on April 13, 2012.   Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements. Such forward-looking statements contained in this Form 10-Q involve risks and uncertainties, including statements as to:

-· our future operating results;

-· our business prospects;

-· any contractual arrangements and relationships with third parties;

-· regulations affecting our industry;

-· the dependence of our future success on the general economy;

-· any possible financings; and

-· the adequacy of our cash resources and working capital.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we "believe, "anticipate," "expect," "estimate" or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this Form 10-Q. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Form 10-Q, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances except as required pursuant to applicable regulations to update this prospectus during the period of our continuous offering.

Overview

We are a business engaged in two types of business activities.

First, we are a debt portfolio management company that purchases defaulted unsecured consumer receivables in the secondary market and generate revenue through collections utilizing an outsourced collection network and through the strategic resale of portfolios. In this area, our  business is to acquire credit-card receivable portfolios at significant discounts to the total amounts owed by the debtors. Defaulted consumer receivable portfolios that include charged-off credit card receivables are accounts that have been written-off by the originators. We purchase defaulted consumer receivable portfolios from creditors and others through privately negotiated direct sales. Our results depend upon our ability to purchase and collect on a sufficient volume of our consumer receivables to generate revenue that exceeds our costs.

Second, we are an intellectual property management and licensing company that licenses various commercially desirable technologies and patents from companies that need operating capital or that need help commercializing their technology and sublicense such technology in designated territories, which are primarily outside the United States.  In this area, our business is to acquire exclusive licenses for marketable technology without the payment of any upfront license fee to the licensor and thereafter, to sublicense the technology in the designated foreign markets, primarily Asia, Europe, and Brazil.  Our results depend upon our ability to locate available, licensable, and readily marketable technology, to negotiate favorable licenses for such technology, and to sub-license the technology in the designated markets at a sufficient level of volume in an effort to generate maximum revenues.

Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements, of our subsidiary HPA, as of and for the fiscal year ended December 31, 2011 that states that our ongoing losses and lack of resources causes substantial doubt about our ability to continue as a going concern.

Recent Development

Reverse Acquisition

On March 14, 2012, HPA, entered into a Share Exchange Agreement (“Agreement”) with IPR and all of its shareholders. Under the Agreement, each participating IPR shareholder exchanged all of their issued and outstanding IPR common shares totaling 33,234,294, free and clear of all liens, for Company common shares of equal to 1.2342 times the number of IPR shares being transferred to the Company for a total of 41,017,766 shares.

As a result of the Agreement, the former shareholders of IPR now own approximately 89% of the Company and its officer and directors constitute the majority of the officers and directors of the Company. Since the shareholders, offices and directors of IPR have control of the Company the acquisitions constitutes a reverse acquisition, so IPR is the accounting acquirer and HPA is the accounting acquiree. For accounting purposes IPR becomes the parent and HPA becomes a wholly owned subsidiary. In comparison to the legal form of the acquisition where HPA is the legal parent and IPR is the legal subsidiary.

The accompany consolidated financial statements are presented as IPR being the parent company and HPA as the wholly owned subsidiary with the historical financial position and results of operation being of the operations of IPR including the results of operations of HPA from the date of acquisition March 14, 2012.  IPR began its operations on September 1, 2011, and formed as a legal entity on October 17, 2011.

As a result of this transaction, the Company will also operate as an intellectual property licensing and commercialization firm.  IPR believes that its primary markets will include Asia, Brazil, and Europe.

As of the date of the acquisition, the sole director and officer and significant shareholder of HPA was a significant shareholder of IPR. Given the relationship, the transaction is considered not to be an arm's length transaction and a step-up in the basis of the assets and liabilities acquired is precluded, as the transfer of assets and liabilities has not been affected. The Company has recorded the acquisition and issuance of 4,557,545 shares of its common stock at a value of  $60,167 the historical cost basis of HPA as of the date of the transaction.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP). In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosure of contingent assets and liabilities. In some cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss further below.

Use of estimates

In the opinion of management, the accompanying consolidated balance sheets and related interim statements of operations, cash flows, and shareholders' deficit include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. The significant estimates were made for the fair value of common stock issued for services and depreciation and amortization of our long-lived assets. Actual results and outcomes may differ from management's estimates and assumptions.

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

The Company recognizes revenue from its technology licensing and commercialization activities in accordance with paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer and accepted by the customer as completed pursuant to Company’s Licensing Agreements, (iii) collectability is reasonably assured. The Company has yet to realize any revenues from its licensing agreements.

Recently issued accounting pronouncements

The Company has evaluated all recent accounting pronouncements and believes that none will have a material effect on the Company.

Results of Operations

Revenues

Our net revenue was $1,673 for the three months ended March 31, 2012. As we began our operating activities on September 1, 2011, so we had no revenues for the three months ended March 31, 2011. We attribute the increase in our net revenue from the acquisition of our debt portfolio management company on March 14, 2012. As of March 31, 2012, there has been no revenue from the Company’s licensing and commercialization activities.

Operating Expenses

In the three months ended March 31, 2012, the Company’s operating expenses were $398,541, which was comprised primarily from Consulting and Professional Fees for the development of our intellectual property management and licensing activities. Operating expenses for our debt portfolio management operations was approximately $27,000 for the period of acquisition (March14, 2012) through March 31, 2012.

Liquidity and Capital Resources

Since inception the Company has raised $185,000 in equity and debt transactions. These funds have been used to commence the operations of the Company to acquire and began the development of its licenses portfolio. These activities include attending trade shows, marketing our licenses and corporate development. In March 2012, the Company commenced a private placement for the sale of up to $5,000,000 of its common stock at $0.25 per share. We have raised $125,000, of which $10,000 was included in the $185,000 above. These funds are being used to continue the development of our license portfolio and corporate development.

Our accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these consolidated financial statements. However, the Company has incurred substantial losses, its current liabilities exceed its current assets and available cash is not sufficient to fund the expected future operation. Subsequent to March 31, 2012, the Company raised approximately $115,000 in gross proceeds in connection with the issuance of common stock as discussed in Note 6,

Subsequent Events.  The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern.

To reduce the risk of not being able to continue as a going concern, management has implemented its business plan to materialize revenues from it license agreements and has initiated a private placement offering to raise capital through the sale of its common stock.  Although, uncertainty exists as to whether the Company will be able generate enough cash from operations to fund the Company’s working capital needs or raise sufficient capital to meet the Company’s obligations as they become due, no adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) under the Exchange Act, as of March 31, 2012 to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2012, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

Management has identified a material weakness relating to the relatively small number of professionals employed by the Company in bookkeeping and accounting functions, which prevents the Company from appropriately segregating duties within its internal control systems.  A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The inadequate segregation of duties is a material weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

Management is in the process of remediating this material weakness, but expects that it will not be able to add additional accounting personnel until it is able to raise sufficient operating capital to hire the appropriate accounting and administrative staff so as to have segregation of duties.

In light of the material weakness described above, the Company performed additional analysis and other post-closing procedures to ensure the Company’s financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Controls

There was a change in the Company’s internal controls over financial reporting during the most recent quarter of fiscal year 2012, but did not have a material effect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  The Company had a majority turnover of its management team.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is not currently subject to any legal proceedings.  From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant.  There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 27, 2012 the Company sold forty thousand (40,000) shares of stock at $.25 per share raising ten thousand ($10,000) dollars for the Company. The proceeds from the sale of equity was used to fund operations after March 31, 2012, as follows:

•

$200 Expenses

•

$800 Travel & Entertainment

•

$4,000 Marketing

•

$3,000 Salaries & Wages

•

$2,000 Investment

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  REMOVED AND RESERVED.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

(a)  Exhibits required by Item 601 of Regulation SK.

Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

33.1	Share Exchange Agreement.**

** Filed with the Securities and Exchange Commission on March 21, 2012, as Exhibit 1.01, to the Registrant’s Form 8-K (file no. 333-176954), which exhibit is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANOVER PORTFOLIO ACQUISITIONS, INC.
(Name of Registrant)

Date: May 21, 2012	By:	/s/ Alan Collier
Name: Alan Collier
Title: Chairman and Chief Executive Officer