Form 10-Q
period 2012-06-30
Hanover Portfolio Acquisitions, Inc.
filed 2012-08-20
CIK 1528172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______.

Commission File Number: 333-176954

HANOVER PORTFOLIO ACQUISITIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-2552528
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6320 Canoga Avenue, 15th Floor, Woodland Hills, CA 91367

(Address of principal executive offices, zip code)

(800) 489-4774

(Registrant’s telephone number, including area code)

21800 Oxnard Street Suite 790, Woodland Hills, CA 91367

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

Yes [   ]   No [X]

As of August 20, 2012, there were 50,670,111 shares of common stock, $0.001 par value per share, outstanding.

HANOVER PORTFOLIO ACQUISITIONS, INC

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2012

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

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements.

Hanover Portfolio Acquisitions, Inc. and Subsidiary Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
	2012	2011

Assets
Current Assets
Cash	$11,137	$9,247
Accounts receivable	639	-
Other current assets	14,000	-
Debt portfolios	-	-
Total Current Assets	25,776	9,247

Property Plant and Equipment, net	1,919	-
Intangible Assets	960,318	984,127
Total Assets	$988,013	$993,374

Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$784,210	$254,396
Current portion - notes payable license fee	240,000	240,000
Notes payable	175,000	175,000
Total Current Liabilities	1,199,210	669,396

Acquisition payable	155,000	-
Note payable - license fee, less current portion	750,000	750,000
Total Liabilities	2,104,210	1,419,396

Shareholders' Deficit
Common stock, 0.001 par value, 49,893,011 and 46,482,411 shares issued and outstanding	4,990	3,832
Additional paid-in capital	337,285	12,227
Accumulated deficit	(1,458,472)	(442,081)
Total Shareholders' Deficit	(1,116,197)	(426,022)
Total Liabilities and Shareholders' Deficit	$988,013	$993,374

See accompanying notes to consolidated financial statements.

Hanover Portfolio Acquisitions, Inc. and Subsidiary Consolidated Statement of Operations (unaudited) For the Three and Six Months Ended June 30, 2012
	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2012	2012
Revenues, net	$8,091	$9,765

Operating Expenses	403,753	830,967

Operating Loss	(395,661)	(821,202)

Other Income (Expense)
Interest income	4	12
Interest expense	(34,950)	(40,200)
Write-off acquisition goodwill	-	(155,000)

Loss Before Provision for Income Taxes	(430,607)	(1,016,391)

Provision for Income Taxes	-	-

Net Loss	$(430,607)	$(1,016,391)

Basic and diluted loss per common share	$(0.01)	$(0.05)
Weighted average common share outstanding - basic and diluted	48,429,970	21,234,053

See accompanying notes to consolidated financial statements.

Hanover Portfolio Acquisitions, Inc. and Subsidiary Consolidated Statement of Cash Flows (unaudited) For the Six Months Ended June 30, 2012
Six Months Ended June 30,
2012

Cash Flows From Operating Activities
Net Loss	$(1,016,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	24,054
Fair value of shares issued for services	121,050
Acquisition goodwill expense	155,000
Changes in operating assets and liabilities
Account receivable	4,315
Prepaid expenses	(14,000)
Accounts payable and accrued expenses	529,814
Net Cash Used in Operating Activities	(196,158)

Cash Flows From Investing Activities
Cash paid for acquisition of HPA, net of cash received	53,048
Net Cash Provided by Investing Activities	53,048

Cash Flows From Financing Activities
Sale of common stock	145,000
Net Cash Provided by Financing Activities	145,000

Net Increase (Decrease) in Cash	1,890
Cash, Beginning of Period	9,247
Cash, End of Period	$11,137

Supplemental disclosure of cash flow information:
Cash paid for interest	$-
Cash paid for income taxes	$-

Noncash investing and financing activities:
Acquisition payable	$155,000

See accompanying notes to consolidated financial statements.

Hanover Portfolio Acquisitions, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2012

Note 1 – Organization and Nature of Business

Hanover Portfolio Acquisitions, Inc. (the “Company” or "HPA") operates in two business segments: 1) purchases distressed debt portfolios at a significant discount to their face value and seeks to either collect on the outstanding balances or resell some or all of the portfolios and 2) intellectual property licensing and commercialization.

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

Reverse Acquisition

On March 14, 2012, HPA, entered into a Share Exchange Agreement (“Agreement”) with IPR and certain of its shareholders. Under the Agreement, each participating IPR shareholder exchanged all of their issued and outstanding IPR common shares totaling 33,234,294, free and clear of all liens, and $155,000 for Company common shares of equal to 1.2342 times the number of IPR shares being transferred to the Company for a total of 41,017,766 shares. The $155,000 was not paid at closing.  The Company recorded the $155,000 as long-term liability acquisition payable. IPR agreed to make payments of up to 25% of the proceeds from any private placement or gross profits earned by IPR until the obligation is satisfied. The percentage of the proceeds to be paid is at the sole discretion of IPR’s Chief Executive Officer and the ex-Chief Executive Officer of the Company based on the liquidity of the Company.

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

The accompanying consolidated financial statements are presented as IPR being the parent company and HPA as the wholly owned subsidiary with the historical financial position and results of operations being of the operations of IPR, which include the results of operations of HPA from the date of acquisition on March 14, 2012.  IPR began its operations on September 1, 2011.

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

Unaudited Interim Consolidated Financial Statements

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8 of Regulation S-X. The consolidated financial statements as of June 30, 2012 and for the six months ended June 30, 2012 are unaudited; however, in the opinion of management such interim consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the Period presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

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

Note 2 - License Agreements

Effective September 1, 2011, IPR entered into a license agreement with Personal 3D, Inc. (“P3D”)to acquire the rights to market and distribute certain intellectual property in the territories of the European and Eastern European counties. The term of the license agreement shall be for the greater of the life of the provisional patents, for the technology, or twenty-one years. The license agreement shall automatically renew for an additional one year term unless either party notifies the other that it does not desire to renew the license agreement ninety days before the then-current term of the license agreement expires. The license fee to be paid by IPR was $1,000,0000 and common stock of IPR in an amount that would give P3D 9.9% interest in outstanding common stock of IPR. The shares of IPR’s common stock were to be issued on or before October 12, 2011. The shares were issued on October 17, 2011, the date of incorporation of IPR. The $1,000,000 is required to be paid in installments as follows:

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

e) A final payment of $500,000 eighteen months after the payment referenced in (b) above; and

f) Notwithstanding anything to the contrary, during the first one and half years of the license agreement a minimum of ten percent (10%) of all funding raised by IPR in excess $2,000,000, excluding funding reference in (a) above, shall be used to pay down the $1,000,000

The unpaid balance shall bear simple interest at a rate of 6% per annum commencing on the date of the initial payment of $10,000 as defined in (a) above. Also, in the event of a change in control of IPR the unpaid balance of the note shall accelerate and become immediately payable on five business days.  Also, the license agreement is collateral for the note payable-license fee.

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

The Company has issued a total of two notes, to two investors, for an aggregate principal amount of  $175,000. In addition IPR issued 719,950 share of its common stock at a fair value of $1,267 as determined by a valuation performed by a third party valuation firm.  These loans are secured by the P3D license agreement as described in Note 2- License Agreements.

Note 4- Shareholders’ Deficit

IPR issued 30,916,710 shares of its common stock on the date of incorporation to the founders of the corporation.

IPR has entered into consulting agreements with various consultants for service to be provided to the Company. The agreements stipulate a monthly fee and a certain number of shares that the consultant vests over the term of the contract. The consultant is issued a prorated number of the shares of common at the beginning of the contract that the consultant earns over a three-month period. At the anniversary of each quarter, the consultant is issued a new allotment of common stock. In accordance with ASC 505-50 – Equity-Based Payment to Non-Employee, the common stock shares issued to the consultant are valued upon issuance.  The shares of common stock that have been issued were valued based on a valuation performed by an independent valuation firm. As of June 30, 2012, the total awards granted was 25,215,600 shares with 5,912,832 vested shares and 19,302,768 shares unvested. The total expense recorded for the six months ended June 30, 2012 was $121,050.

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

For the three and six months ended June 30, 2012, net revenues of $8,091 and $9,765, respectively are contributed from our debt portfolio segment. For the three months ended June 30, 2012, the Company’s operating loss of approximately $431,000 was contributed by the intellectual property management for approximately $345,000, the debt portfolio management for approximately $46,000 and corporate overhead for approximately $40,000, respectively.  For the six months ended June 30, 2012, the Company’s operating loss of approximately $1,016,000 was contributed by the intellectual property management for approximately $752,000, the debt portfolio management for approximately $54,000 and corporate overhead for approximately $210,000, respectively.

Note 6 - Subsequent Events

Subsequent to June 30, 2012, the Company sold an aggregate of 80,000 shares of the Company’s common stock for $20,000.

On July 1, 2012, the Company purchased and financed a vehicle for $57,917 at an annual interest rate of 3.99% for 66 monthly payments of $980.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Notice Regarding Forward Looking Statements

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

This filing contains a number of forward-looking statements which reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in our Annual Report on form 10-K and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

Hanover Portfolio Acquisitions, Inc. (the “Company” or “HPA”) is comprised of two business segments: (1) a debt portfolio management company and (2) an intellectual property management and commercialization company.

Our debt portfolio management segment purchases defaulted, unsecured, consumer receivables in the secondary market and generates revenue through collections utilizing an outsourced collection network and through the strategic resale of portfolios. This segment acquires credit-card receivable portfolios at significant discounts to the total amounts owed by the debtors. Defaulted consumer receivable portfolios that include charged-off credit card receivables are accounts that have been written-off by the originators. We purchase defaulted consumer receivable portfolios from creditors and others through privately negotiated direct sales. Our results depend upon our ability to purchase and collect a sufficient volume of our consumer receivables to generate revenue that exceeds our costs.

Our intellectual property management and commercialization segment is operated through our wholly-owned subsidiary, IP Resources International, Inc. (“IPR”).  IPR focuses primarily on licensing various commercially desirable technologies and patents from companies that need operating capital or that need help commercializing their technology and sublicense such technology in designated territories, which are primarily outside the United States.  This segment acquires exclusive licenses for marketable technology normally without the payment of any upfront license fee to the licensor and thereafter, to sub-license the technology in the designated foreign markets, primarily Asia, Europe, and Brazil.  Our results depend upon our ability to locate available, licensable, and readily marketable technology, to negotiate favorable licenses for such technology, and to sub-license the technology in the designated markets at a sufficient level of volume in an effort to generate maximum revenues.

Going Concern

Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements, of our subsidiary HPA, as of and for the fiscal year ended December 31, 2011 that states that our ongoing losses and lack of resources causes substantial doubt about our ability to continue as a going concern.

Recent Development

Reverse Acquisition

On March 14, 2012, HPA, entered into a Share Exchange Agreement (“Agreement”) with IPR and certain of its shareholders. Under the Agreement, each participating IPR shareholder exchanged all of their issued and outstanding IPR common shares totaling 33,234,294, free and clear of all liens, and $155,000 for Company common shares of equal to 1.2342 times the number of IPR shares being transferred to the Company for a total of 41,017,766 shares. The $155,000 was not paid at closing. The Company recorded the $155,000 as long-term liability acquisition payable. IPR agreed to make payments of up to 25% of the proceeds from any private placement or gross profits earned by IPR until the obligation is satisfied. The percentage of the proceeds to be paid is at the sole discretion of IPR’s Chief Executive Officer and the ex-Chief Executive Officer of the Company based on the liquidity of the Company.

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

Results of Operations

Revenues

Our net revenue was $8,091 for the three months ended June 30, 2012. These revenues related to our debt portfolio management operations. As we began our operating activities on September 1, 2011, we had no revenues for the three months ended June 30, 2011. We attribute the increase in our net revenue from the acquisition of our debt portfolio management company on March 14, 2012. As of June 30, 2012, there has been no revenue from the Company’s licensing and commercialization activities.

Our net revenue was $9,765 for the six months ended June 30, 2012. These revenues related to our debt portfolio management operations. As we began our operating activities on September 1, 2011, we had no revenues for the six months ended June 30, 2011. We attribute the increase in our net revenue from the acquisition of our debt portfolio management company on March 14, 2012. As of June 30, 2012, there has been no revenue from the Company’s licensing and commercialization activities.

Operating Expenses

Our operating expenses for the three months ended June 30, 2012 were approximately $404,000. The operating expenses related to intellectual property management were approximately $310,000, which was comprised primarily from Consulting and Professional Fees for the development of our intellectual property management and licensing activities. Operating expenses for our debt portfolio management operations was approximately $54,000. The remaining operating expenses of $40,000 were for corporate overhead activities of legal and auditing services related to our public company reporting.

Our operating expenses for the six months ended June 30, 2012 were approximately $831,000. The operating expenses related to intellectual property management were approximately $712,000, which was comprised primarily from Consulting and Professional Fees for the development of our intellectual property management and licensing activities. Operating expenses for our debt portfolio management operations were approximately $64,000 for the period of acquisition (March14, 2012) through June 30, 2012. The remaining operating expenses of $54,000 were for corporate overhead activities of legal and auditing services related to our public company reporting.

Liquidity and Capital Resources

Since inception, the Company has raised $320,000 in equity and debt transactions. These funds have been used to commence the operations of the Company to acquire and begin the development of its licenses portfolio. These activities include attending trade shows, marketing our licenses and corporate development. In March 2012, the Company commenced a private placement for the sale of up to $5,000,000 of its common stock at $0.25 per share. We have raised $145,000, which is included in the amount above. These funds are being used to continue the development of our license portfolio and corporate development.  Our accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these consolidated financial statements. However, the Company has incurred substantial losses, its current liabilities exceed its current assets and available cash is not sufficient to fund the expected future operation.  The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern. To reduce the risk of not being able to continue as a going concern, management has implemented its business plan to materialize revenues from it license agreements and has initiated a private placement offering to raise capital through the sale of its common stock.  Although, uncertainty exists as to whether the Company will be able generate enough cash from operations to fund the Company’s working capital needs or raise sufficient capital to meet the Company’s obligations as they become due, no adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) under the Exchange Act, as of June 30, 2012 to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2012, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

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

Changes in internal controls over financial reporting

There was no change in the Company’s internal controls over financial reporting during the most recent quarter of fiscal year 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Currently, the Company is not subject to any legal proceedings.  From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant.  There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 1A.  Risk Factors

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On April 4, 2012, the Company issued 975,000 shares of stock as to Hampton Growth Resources as consideration in the aggregate amount of $16,575 for future services rendered pursuant to the terms of the Investor Relations Agreement entered into between Hampton and us.

On March 19, 2012, the Company issued 540,000 shares of stock at $.25 per share raising $135,000 for the Company.  The proceeds from the share issuance are to be used for working capital purposes.

On April 1, 2012, the Company issued Rowland Hanson 308,550 shares of common stock at a price of $0.071 per share for consulting services.

On April 1, 2012, the Company issued William Scigliano 308,550 shares of common stock at a price of $0.071 per share for consulting services.

On June 1, 2012, the Company issued Michael Mann 308,550 shares of common stock at a price of $0.071 per share for consulting services.

On June 1, 2012, the Company issued Alan Collier 308,550 shares of common stock at a price of $0.071 per share for consulting services.

On June 15, 2012, the Company issued Peter Hall 250,000 shares of common stock at a price of $0.071 per share for consulting services.

On June 15, 2012, the Company issued Donald Calabria 308,550 shares of common stock at a price of $0.071 per share for consulting services.

On June 15, 2012, the Company issued Bruce Garfield 308,550 shares of common stock at a price of $0.071 per share for consulting services.

These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the 'Act'). These shares of our Common Stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a 'public offering' as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a 'public offering.' Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation SK.

Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2012 furnished in XBRL).

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

*To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANOVER PORTFOLIO ACQUISITIONS, INC.

Date: August 20, 2012	By:	/s/ Alan Collier
Name: Alan Collier
Title: Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)