Form 10-Q
period 2012-09-30
Hanover Portfolio Acquisitions, Inc.
filed 2012-11-29
CIK 1528172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012.

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

n/a

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

Yes [   ]   No [X]

As of November 29, 2012, there were 52,674,311 shares of common stock, $0.001 par value per share, issued and outstanding.

EXPLANATORY NOTE

Hanover Portfolio Acquisitions, Inc. (the “Registrant”) is filing this Quarterly Report on Form 10-Q for the period ended September 30, 2012 (the “Q3 10-Q”) in reliance on the Securities Exchange Commission’s Exemptive Order, issued pursuant to Sections 17A and 36 of the Securities and Exchange Act of 1934 and contained in SEC Release No. 68224 dated November 14, 2012. The registrant has been unable to file the Q3 10-Q on a timely basis as a result of Hurricane Sandy and its aftermath. During this time, communications have been hampered, and the registrant suffers from the availability of staff and professional advisors to finalize the financial data necessary to complete the financial statements to be included in the Q3 10-Q. The registrant’s efforts to complete the Q3 10-Q continued to be hindered as a result of the diversion of resources and focus of management on the registrant’s operations, continued slowdowns in the processing of the financial statements, and the inability of the registrant to consummate a final financial and legal review of such report prior and subsequent to the close of business on November 14, 2012.

HANOVER PORTFOLIO ACQUISITIONS, INC.

FORM 10-Q

September 30, 2012

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Hanover Portfolio Acquisitions, Inc. and Subsidiary Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
	2012	2011

Assets
Current Assets
Cash	$3,098	$9,247
Accounts receivable	2,036	-
Other current assets	14,000	-
Debt portfolios	-	-
Total Current Assets	19,134	9,247

Property Plant and Equipment, net	987	-
Intangible Assets	948,413	984,127
Total Assets	$968,534	$993,374

Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$1,074,784	$254,396
Current portion - notes payable license fee	240,000	240,000
Notes payable	175,000	175,000
Notes payable Acquisition	155,000	-
Total Current Liabilities	1,644,784	669,396

Note payable - license fee, less current portion	750,000	750,000
Total Liabilities	2,394,784	1,419,396

Shareholders' Deficit
Common stock, 0.001 par value, 52,674,311 and 46,482,411 shares issued and outstanding	5,268	3,832
Additional paid-in capital	419,854	12,227
Accumulated deficit	(1,851,372)	(442,081)
Total Shareholders' Deficit	(1,426,250)	(426,022)
Total Liabilities and Shareholders' Deficit	$968,534	$993,374

See accompanying notes to consolidated financial statements.

Hanover Portfolio Acquisitions, Inc. and Subsidiary Consolidated Statement of Operations (unaudited) For the Three and Nine Months Ended September 30, 2012
	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2012	2012
Revenues, net	$7,161	$16,926

Operating Expenses	379,801	1, 210,768

Operating Loss	(372,640)	(1,193,842)

Other Income (Expense)
Interest income	1	13
Interest expense	(20,259)	(60,459)
Write-off acquisition goodwill	-	(155,000)

Loss Before Provision for Income Taxes	(392,899)	(1,409,289)

Provision for Income Taxes	-	-

Net Loss	$(392,899)	$(1,409,289)

Basic and diluted loss per common share	$(0.01)	$(0.03)
Weighted average common share outstanding - basic and diluted	51,150,496	46,681,067

See accompanying notes to consolidated financial statements.

Hanover Portfolio Acquisitions, Inc. and Subsidiary Consolidated Statement of Cash Flows (unaudited) For the Nine Months Ended September 30, 2012
Nine Months Ended September 30,
2012

Cash Flows From Operating Activities
Net Loss	$(1, 409,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	36,891
Share-based compensation	178,897
Acquisition expense	155,000
Changes in operating assets and liabilities
Account receivable	2,918
Prepaid expenses	(14,000)
Accounts payable and accrued expenses	820,387
Net Cash Used in Operating Activities	(229,197)

Cash Flows From Investing Activities
Cash paid for acquisition of HPA, net of cash received	53,048
Net Cash Provided by Investing Activities	53,048

Cash Flows From Financing Activities
Sale of common stock	170,000
Net Cash Provided by Financing Activities	170,000

Noncash investing and financing activities:
Acquisition payable	$155,000

Net Increase (Decrease) in Cash	(6,149)
Cash, Beginning of Period	9,247
Cash, End of Period	$3,098

Supplemental disclosure of cash flow information:
Cash paid for interest	$-
Cash paid for income taxes	$-

See accompanying notes to consolidated financial statements.

Hanover Portfolio Acquisitions, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Three Months and Nine Months Ended September 30, 2012

Note 1 – Organization and Nature of Business

Hanover Portfolio Acquisitions, Inc. (the “Company” or "HPA") operates in two business segments: 1) purchases distressed debt portfolios at a significant discount to their face value and seeks to either collect on the outstanding balances or resell some or all of the portfolios and 2) intellectual property licensing and commercialization.

IP Resources International, Inc. (“IPR”) formed its operations on September 1, 2011, under an operating agreement (“Operating Agreement”) with U.S. Debt Settlement, Inc. (“USDS”). The operator of IPR was a majority owner (“Operator”) of USDS. Under the terms of the Operating Agreement, USDS was to remain a publicly held entity. If USDS could not maintain its status as a publicly held company, the operator had the right to the operations. On October 13, 2011, USDS management informed the Operator that USDS had lost its status as a publicly held company. The Operator entered into an assumption agreement with USDS and all interested parties to transfer the operating assets and liabilities to a newly formed entity IPR. IPR was formed on October 17, 2011 with the majority shareholders of USDS as the majority shareholders of IPR. Since the majority ownership of the assets and liabilities of the operations did not significantly change, the asset and liabilities were transferred at their historical cost basis. The financial statements of IPR have been presented in the consolidated financial statements from inception.

Reverse Acquisition

On March 14, 2012, HPA, entered into a Share Exchange Agreement (“Agreement”) with IPR and its certain shareholders. Under the Agreement, each participating IPR shareholder exchanged all of their issued and outstanding IPR common shares totaling 33,234,294, free and clear of all liens, and $155,000 for Company common shares of equal to 1.2342 times the number of IPR shares being transferred to the Company for a total of 41,017,766 shares. The $155,000 was not paid at closing.  The Company recorded the $155,000 as acquisition payable. IPR agreed to make payments of up to 25% of the proceeds from any private placement or gross profits earned by IPR until the obligation is satisfied. The percentage of the proceeds to be paid is at the sole discretion of IPR’s Chief Executive Officer and the ex-Chief Executive Officer of the Company based on the liquidity of the Company.

As a result of the Agreement, the former shareholders of IPR owned approximately 89% of the Company and its officer and directors constitute the majority of the officers and directors of the Company at the closing. Since the shareholders, officers and directors of IPR have control of the Company the acquisition constitutes a reverse acquisition, so IPR is the accounting acquirer and HPA is the accounting acquiree. For accounting purposes, IPR becomes the parent and HPA becomes a wholly owned subsidiary. For legal purposes, HPA is the legal parent and IPR becomes a wholly owned subsidiary.

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

Unaudited Interim Consolidated Financial Statements

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8 of Regulation S-X. The consolidated financial statements as of September 30, 2012 and for the nine months ended September 30, 2012 are unaudited; however, in the opinion of management such interim consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the Period presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

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

Note 2 - License Agreements

Effective September 1, 2011, IPR entered into a license agreement with Personal 3D, Inc. (“P3D”) to acquire the rights to market and distribute certain intellectual property in the territories of the European and Eastern European countries. The term of the license agreement shall be for the greater of the life of the provisional patents for the technology or twenty-one years. The license agreement shall automatically renew for an additional one year term unless either party notifies the other that it does not desire to renew the license agreement ninety days before the then-current term of the license agreement expires. The license fee to be paid by IPR was $1,000,000 and common stock of IPR in an amount that would give P3D 9.9% interest in outstanding common stock of IPR. The shares of IPR’s common stock were to be issued on or before October 12, 2011. The shares were issued on October 17, 2011, the date of incorporation of IPR. The $1,000,000 is required to be paid in installments as follows:

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

In addition to the license fee, IPR is required to pay a royalty of 25% of IPR’s quarterly profits from the P3D technology in Europe. Also, P3D has the right to terminate the license agreement.

P3D shall have the right to terminate the license agreement if the amount paid in royalties under the license agreement for the twenty-four months, after the $150,000 funding as referenced in (c) above, does not equal or exceed $500,000 or if the amount paid in royalties for the twenty-fifth month through the forty-eighth month, after the $150,000 funding as referenced in (c) above, does not equal or exceed $500,000. IPR in its sole discretion may pay any portion of such minimum royalty to P3D, without regard to the actual amount of royalty generated in order to retain the license.

Effective November 11, 2011, IPR entered into an exclusive license agreement with CPAIR, Inc. (“CPaiR”) to acquire the rights to market and distribute certain intellectual property on a worldwide basis except for the United States.  The terms of the exclusive license agreement shall be for the greater of the life of the provisional patents for the technology, or twenty-one years.  The term shall automatically renew for an additional one year term unless either party notifies the other that it does not desire to renew the license agreement ninety days before the then-current term of the license agreement expires.  Under the exclusive license agreement, if IPR enters into a sublicense agreement, IPR is required to pay CPaiR 20% of royalties received by IPR. If IPR elects to distribute the product without sublicenses, then CPaiR receives 10% of gross revenues. Also, IPR is required to pay to CPaiR 20% of any upfront license fee actually received by IPR in connection with the CPaiR intellectual property and 20% of the quarterly revenue actually received by IPR in connection with such intellectual property.  If IPR does not pay a minimum of $1,000,000 to CPaiR within a period of three years from the effective date, the exclusive license agreement will terminate. IPR has the right to pay the difference between the amounts paid by IPR and the minimum payment of $1,000,000. Under the terms of the exclusive license agreement, IPR was not required to pay an upfront fees license fee.

Effective January 27, 2012, IPR entered into a license agreement with American Cryostem Corp. ("ACSC") to acquire the rights to and to distribute certain intellectual property in China and Brazil. The term of the license agreement shall be for one year.  The term shall automatically renew for an additional one year term unless either party notifies the other that it does not desire to renew the license agreement. Under the license agreement, any distributer or sub-licensee, engaged by IPR, must pay a 25% of its quarterly gross revenue. Of the 25% of quarterly gross revenue, IPR and ACSC split 50/50. In the event that IPR receives any upfront license fee from a sub-licensee, IPR is required to pay to ACSC 50% of any upfront license fee actually received. Under the terms of the license agreement, IPR was not required to pay an upfront fees license fee.

Effective September 26, 2012, IPR entered into a licensing and distribution agreement with Xtreme Electronics Systems, Inc. (“XES”) to acquire the rights to market, sell, and to distribute certain intellectual property in an any territory in the United States and worldwide which are not already covered by an existing agreement with XES. IPR shall have the exclusive right to sell and market XES’ 3D hardware and software to Microsoft or its affiliates.  The term of the license and distribution agreement shall be for one year.  The term shall automatically renew for an additional one year term unless either party notifies the other that it does not desire to renew the license and distribution agreement. Under the license and distribution agreement, any accounts engaged by IPR, XES must pay: (i) 10% of the net advertising revenue, (ii) 2% of additional advertising revenues, (iii) 1% of any content conversions, and (iv) 20% of the net receipts received by XES for any sales of XES products by IPR accounts.  IPR shall have the right to purchase, for two (2) years, up to six percent (6%) of the common stock of XES at a valuation of one hundred million dollars ($100,000,000).  Additionally, IPR shall have the right to purchase, for five (5) years, up to an additional four percent (4%) of XES common stock at a valuation determined by a thirty percent (30%) discount to the market value of XES on the date of purchase.

Note 3 - Notes payable

In October 2011, the Company issued notes to Shore Investment Group, LLC (“Shore”) and William J. Cullinane Jr. (“Cullinane”) in the principal amount of $25,000 and $150,000, respectively. In connection with the issuance of the promissory notes, IPR issued to Shore and Cullinane 102,850 and 617,100 shares of its common stock, respectively, at an aggregate fair value of $1,267 as determined by a valuation performed by a third-party valuation firm.

Note 4- Shareholders’ Deficit

IPR issued 30,916,710 shares of its common stock on the date of incorporation to its founders.

IPR has entered into consulting agreements with various consultants for service to be provided to the Company. The agreements stipulate a monthly fee and a certain number of shares that the consultant vests over the term of the contract. The consultant is issued a prorated number of the shares of common at the beginning of the contract that the consultant earns over a three-month period. At the anniversary of each quarter, the consultant is issued a new allotment of common stock. In accordance with ASC 505-50 – Equity-Based Payment to Non-Employee, the common stock shares issued to the consultant are valued upon issuance.  The shares of common stock that have been issued were valued based on a valuation performed by an independent valuation firm. As of September 30, 2012, the total awards granted were 31,215,600 shares with 9,277,166 vested shares and 22,701,468 shares unvested. The total expense recorded for the nine months ended September 30, 2012 was $178,897.

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

For the three and nine months ended September 30, 2012, net revenues of $7,161 and $16,926, respectively are contributed from our debt portfolio segment. For the three months ended September 30, 2012, the Company’s operating loss of approximately $393,000 was contributed by the intellectual property management for approximately $324,000, the debt portfolio management for approximately $25,000 and corporate overhead for approximately $44,000, respectively.  For the nine months ended September 30, 2012, the Company’s operating loss of approximately $1,409,000 was contributed by the intellectual property management for approximately $1,076,000, the debt portfolio management for approximately $79,000 and corporate overhead for approximately $254,000, respectively.

Note 6 - Subsequent Events

In October 2012, the Company entered into verbal agreements to extend the maturity dates of the notes held by Shore and Cullinane for an additional year.  The Company issued to Shore and Cullinane 25,000 and 150,000 shares of common stock as extension fees.

On October 4, 2012, the Company issued a promissory note for an aggregate principal amount of $25,000. In addition, the Company issued 125,000 shares of its common stock in connection with the issuance of the note as loan fees. The Note carries an interest rate of 12% per annum and a maturity date of the earlier of one year from the date of issuance or when the Company issues equity securities in the aggregate amount of $2,500,000.

On October 15, 2012, the Company purchased and financed a vehicle for $64,457 at an annual interest rate of 2.99% for 66 monthly payments of $1,060 replacing the previous vehicle originally purchased on July 1, 2012.

On October 15, 2012, the Company signed a Rescission Agreement with Personal 3D, Inc. cancelling the September 1, 2011 agreement between P3D and the Company.  The remaining $990,000 owed on the note was canceled and the 3,559,797 shares of the Company’s common stock were returned to the treasury.

On November 15, 2012, the Company issued a promissory note for an aggregate principal amount of $25,000. In addition, the Company issued 125,000 shares of its common stock in connection with the issuance of the note as loan fees.  The Note carries an interest rate of 12% per annum and a maturity date of the earlier of one year from the date of issuance or when the Company issues equity securities in the aggregate amount of $2,500,000.

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

Recent Development

Reverse Acquisition

On March 14, 2012, HPA, entered into a Share Exchange Agreement (“Agreement”) with IPR and its certain shareholders. Under the Agreement, each participating IPR shareholder exchanged all of their issued and outstanding IPR common shares totaling 33,234,294, free and clear of all liens, and $155,000 for Company common shares equal to 1.2342 times the number of IPR shares being transferred to the Company for a total of 41,017,766 shares. The $155,000 was not paid at closing. The Company recorded the $155,000 as acquisition payable. IPR agreed to make payments of up to 25% of the proceeds from any private placement or gross profits earned by IPR until the obligation is satisfied. The percentage of the proceeds to be paid is at the sole discretion of IPR’s Chief Executive Officer and the ex-Chief Executive Officer of the Company based on the liquidity of the Company.

As a result of the Agreement, the former shareholders of IPR now own approximately 89% of the Company and its officer and directors constitute the majority of the officers and directors of the Company. Since the shareholders, offices and directors of IPR have control of the Company the acquisitions constitutes a reverse acquisition, so IPR is the accounting acquirer and HPA is the accounting acquiree. For accounting purposes, IPR becomes the parent and HPA becomes a wholly owned subsidiary. For legal purposes, HPA is the legal parent and IPR is the legal subsidiary.

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

Results of Operations

Revenues

Our net revenue was $7,161 for the three months ended September 30, 2012. These revenues related to our debt portfolio management operations. As we began our operating activities on September 1, 2011, we had no revenues for the three months ended September 30, 2011. We attribute the increase in our net revenue from the acquisition of our debt portfolio management company on March 14, 2012. As of September 30, 2012, there has been no revenue from the Company’s licensing and commercialization activities.

Our net revenue was $16,926 for the nine months ended September 30, 2012. These revenues related to our debt portfolio management operations. As we began our operating activities on September 1, 2011, we had no revenues for the nine months ended September 30, 2011. We attribute the increase in our net revenue from the acquisition of our debt portfolio management company on March 14, 2012. As of September 30, 2012, there has been no revenue from the Company’s licensing and commercialization activities.

Operating Expenses

Our operating expenses for the three months ended September 30, 2012 were approximately $380,000. The operating expenses related to intellectual property management were approximately $337,000, which was comprised primarily from consulting and professional fees for the development of our intellectual property management and licensing activities. Operating expenses for our debt portfolio management operations was approximately $4,000. The remaining operating expenses of $39,000 were for corporate overhead activities of legal and auditing services related to our public company reporting.

Our operating expenses for the nine months ended September 30, 2012 were approximately $1,211,000. The operating expenses related to intellectual property management were approximately $1,051,000, which was comprised primarily from consulting and professional fees for the development of our intellectual property management and licensing activities. Operating expenses for our debt portfolio management operations were approximately $67,000 for the period acquisition (March14, 2012) through September 30, 2012. The remaining operating expenses of $93,000 were for corporate overhead activities of legal and auditing services related to our public company reporting.

Liquidity and Capital Resources

Since inception, the Company has raised $345,000 in equity and debt transactions. These funds have been used to commence the operations of the Company to acquire and begin the development of its licenses portfolio. These activities include attending trade shows, marketing our licenses and corporate development. In March 2012, the Company sold 680,000 shares at a per share price of $0.25 for an aggregate amount of $170,000 to 16 investors. We have included the $170,000 in the amount above. These funds are being used to continue the development of our license portfolio and corporate development.  Our accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these consolidated financial statements. However, the Company has incurred substantial losses, its current liabilities exceed its current assets and available cash is not sufficient to fund the expected future operation.  The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern. To reduce the risk of not being able to continue as a going concern, management has implemented its business plan to materialize revenues from it license agreements and has initiated a private placement offering to raise capital through the sale of its common stock.  Although, uncertainty exists as to whether the Company will be able generate enough cash from operations to fund the Company’s working capital needs or raise sufficient capital to meet the Company’s obligations as they become due, no adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management conducted an evaluation, with the participation of its Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) under the Exchange Act, as of September 30, 2012 to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2012, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

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

PART II - OTHER INFORMATION

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 1, 2012, the Company issued Rowland Hanson 308,550 shares of common stock at a price of $0.017 per share for consulting services.

On July 1, 2012, the Company issued William Scigliano 308,550 shares of common stock at a price of $0.017 per share for consulting services.

On July 2, 2012, the Company issued 80,000 shares of stock as to Globex Transfer, LLC as consideration in the aggregate amount of $20,000 for past services rendered pursuant to the terms of the Transfer Agent Agreement entered into between Globex and the Company.

On July 6, 2012, the Company issued 40,000 shares of stock at $.25 per share raising $10,000 for the Company.  The proceeds from the share issuance are to be used for working capital purposes.

On August 13, 2012, the Company issued to two investors 40,000 shares of stock at $.25 per share raising $10,000 for the Company.  The proceeds from the share issuance are to be used for working capital purposes.

On August 15, 2012, the Company issued Cam Walker 250,000 shares of common stock at a price of $0.017 per share for consulting services.

On August 20, 2012, the Company issued 20,000 shares of stock at $.25 per share raising $5,000 for the Company.  The proceeds from the share issuance are to be used for working capital purposes.

On September 1, 2012, the Company issued Michael Mann 308,550 shares of common stock at a price of $0.017 per share for consulting services.

On September 1, 2012, the Company issued Alan Collier 308,550 shares of common stock at a price of $0.017 per share for consulting services.

On September 15, 2012, the Company issued Peter Hall 250,000 shares of common stock at a price of $0.017 per share for consulting services.

On September 15, 2012, the Company issued Donald Calabria 308,550 shares of common stock at a price of $0.017 per share for consulting services.

On September 15, 2012, the Company issued Bruce Garfield 308,550 shares of common stock at a price of $0.017 per share for consulting services.

On September 15, 2012, the Company issued Alex Lightman 250,000 shares of common stock at a price of $0.017 per share for consulting services.

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Item 5.02.  Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Resignation of Dean Skupen as Chief Financial Officer

Effective as of November 21, 2012, Mr. Dean Skupen has resigned as the Company’s Chief Financial Officer.

The Company has not yet appointed a successor Chief Financial Officer. The functions of the Company’s Chief Financial Officer shall be performed on an interim basis by Mr. Alan Collier, the Company’s Chief Executive Officer. Mr. Collier will not receive additional compensation in connection with such supplemental services.

Item 6.  Exhibits.

(a)

Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Exhibit Title

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

* Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANOVER PORTFOLIO ACQUISITIONS, INC.

Date: November 29, 2012	By:	/s/ Alan Collier
Name: Alan Collier
Title: Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)