Form 10-K
period 2012-12-31
Hanover Portfolio Acquisitions, Inc.
filed 2013-04-16
CIK 1528172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-183246

HANOVER PORTFOLIO ACQUISITIONS, INC.

 (Exact name of registrant as specified in its charter)

Delaware	45-2552528
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

6320 Canoga Avenue, 15th Floor Woodland Hills, CA	91367
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code: (800) 489-4774

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes [X]   No [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [ ]   No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes [  ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2012: N/A.

As of April 16, 2013, the registrant had 66,403,824 shares of its common stock, par value $0.001 per share, outstanding.

Documents Incorporated by Reference:  None.

FORWARD-LOOKING STATEMENTS

When used in this Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding events, conditions and financial trends which may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements for various reasons, including those identified under “Risk Factors.”  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made.  Except as required under federal securities laws and the rules and regulations of the United States Securities and Exchange Commission, the Company does not undertake, and specifically declines, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.

This Report contains certain estimates and plans related to us and the industry in which we operate, which assume certain events, trends, and activities will occur and the projected information based on those assumptions.  We do not know all of our assumptions are accurate.  In particular, we do not know what level of acceptance our strategy will achieve, how many acquisitions we will be able to consummate or finance, or the size thereof.  If our assumptions are wrong about any events, trends, or activities, then our estimates for future growth for our business also may be wrong.  There can be no assurances any of our estimates as to our business growth will be achieved.

PART I

Item 1. Business.

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

Our intellectual property management and commercialization segment is operated through our wholly-owned subsidiary, IP Resources International, Inc. (“IPR”).  IPR focuses primarily on licensing various commercially desirable technologies and patents from companies that need operating capital or that need help commercializing their technology and sublicense such technology in designated territories.  This segment acquires exclusive licenses for marketable technology normally without the payment of any upfront license fee to the licensor and thereafter, to sub-license the technology in the designated markets, including Asia, Europe, and Brazil.  Our results depend upon our ability to locate available, licensable, and readily marketable technology, to negotiate favorable licenses for such technology, and to sub-license the technology in the designated markets at a sufficient level of volume in an effort to generate maximum revenues.

IPR operates as an intellectual property licensing and commercialization firm.  IPR believes that its primary markets will include China, Brazil, India, and Europe.

IPR's business model provides that IPR initially licenses compelling technologies in order to sub-license and commercialize them in designated markets. IPR seeks companies that seek to commercialize their technology in specific geographic areas and market segments and do not intend to commercialize the technology in other geographic areas and market segments which the company is willing to license to IPR. IPR's license agreements generally provide that the revenue generated by IPR's sub-licensing is divided between IPR and IPR’s licensor and generally provide that the term of the license is the life of the relevant patents.

Once IPR has licensed the technology in certain designated geographic markets, IPR seeks to sub-license or otherwise monetize the technology in its licensed geographic market.  In order to do so, IPR will leverage the experience and relationships of its management team. Management has decades of experience in managing and developing early-stage companies, commercializing technologies, and strategically licensing technologies to increase revenue. IPR anticipates that the sub-license agreements will provide for an upfront license fee and quarterly royalty payments. Additionally, due to Management's network of foreign and local contacts, Management may be able to negotiate joint ventures to help commercialize the technology and products of its portfolio companies. The joint ventures would require funding by local companies and would permit local manufacturing and distribution of products.

IPR generally does not usually purchase licensing rights to the technology of any portfolio company and will only pay a portion of the revenue received from the sub-licensing or joint venture relationships. However, IPR will generally bear all of the costs involved in obtaining the relationships. Likewise, IPR and Hanover may invest in portfolio companies if the terms appear to be favorable.

Due to the nature of IPR's business model, it has needed to assemble a group of individuals who have diverse expertise and significant experience. Thus, IPR has assembled people with expertise in national and international marketing, intellectual property protection, the location and evaluation of license-ready technologies, and business management. The assembly of the necessary professionals makes IPR's business model difficult for most companies to imitate.

IPR's portfolio of companies that it currently has licensing and marketing agreements with are:

a)

Xtreme Electronics Systems, Inc., a Florida corporation (“XES”) which is marketing its  a 3D technology to restaurants, gas stations and other venues were companies want to display and advertise their products and services in 3D without glasses. The technology also has medical applications;

b)

CPaiR, Inc., a California corporation (“CPaiR”), which has a technology that facilitates the safe and effective performance of Cardiopulmonary Resuscitation.

c)

American CryoStem Corp., a Nevada corporation (“ACS”), which has technology that permits the harvesting and storage of adult stem cells for later medical usage by the individual from whom the stem cells are harvested.

IPR intends to sub-license and commercialize nationally and internationally the technology of its current portfolio. IPR also intends to obtain license and marking rights to other compelling technologies in order to sub-license and commercialize such technologies both nationally and internationally.

Corporate History

Our predecessor company, Hanover Asset Management, Inc. was incorporated in November 2008 in California. For the purpose of reincorporating in Delaware, we merged with a newly incorporated successor company, Hanover Portfolio Acquisitions, Inc., in July 2011 under which we continue to operate as a debt portfolio management company.

IP Resources International, Inc. operations began on September 1, 2011 and was formally incorporated on October 17, 2011.

Reverse Acquisition

On March 14, 2012, HPA, entered into a Share Exchange Agreement (“Agreement”) with IPR and its certain shareholders. Under the Agreement, each participating IPR shareholder exchanged all of their issued and outstanding IPR common shares totaling 33,234,294, free and clear of all liens, and $155,000 for Company common shares equal to 1.2342 times the number of IPR shares being transferred to the Company for a total of 41,017,766 shares of HPA. The $155,000 was not paid at closing. The Company recorded the $155,000 as acquisition payable. IPR agreed to make payments of up to 25% of the proceeds from any private placement or gross profits earned by IPR until the obligation is satisfied. The percentage of the proceeds to be paid is at the sole discretion of IPR’s Chief Executive Officer and the ex-Chief Executive Officer of the Company based on the liquidity of the Company.

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

Going Concern

Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements, of our subsidiary HPA, as of and for the fiscal year ended December 31, 2012 that states that our ongoing losses and lack of resources causes substantial doubt about our ability to continue as a going concern.

Industry Overview

Intellectual Property

We believe that U.S. businesses invest an estimated $1 trillion in intellectual property and other intangible assets every year, the same amount that they invest in equipment, factories and other tangible assets.  The result of these investments is that U.S. companies generate over $237 billion in licensing fees per year.

Companies are increasingly relying on intellectual property to generate recurring revenue streams, increase profits, and enhance their market value. When looking at the performance of the S&P 500 over the last few decades, it appears that the market value of companies has increased faster than their respective book value. In fact, the current ratio of market value to book value for the S&P 500 is 4:1, suggesting that intangibles account for approximately 80% of the current market value of the S&P 500, according to Ocean Tomo.

Patents, trademarks and copyrights are the primary means for establishing ownership of inventions and ideas, and they provide a legal basis by which intangible ideas generate tangible benefits for their owners. Intellectual property protection affects commerce throughout the economy by:

▪

Providing incentives to those who invent and create;

▪

Protecting innovators from unauthorized copying;

▪

Facilitating vertical specialization in technology markets;

▪

Creating a platform for investments in innovation;

▪

Allowing entrepreneurial liquidity through mergers, acquisitions, and IPOs;

▪

Allowing licensing-based technology business models possible; and

▪

Enabling a more efficient market for technology transfer

Certain industries find intellectual property rights to be essential to their business model and therefore register a relatively high number of patents when compared to other industries.

Debt Portfolio Management

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

Credit grantors have traditionally looked to limit their credit losses either through collection efforts with their own personnel or outsourcing collection activities to third party collectors. Another way credit grantors limit their losses is through selling its charged-off receivables for immediate cash. When the credit grantor chooses to sell its receivables to a debt purchaser such as us, the credit grantor can potentially receive the following benefits:

▪

Provides immediate cash for reinvestment, expansion and new business loans.

▪

Allows the company to focus on its primary business.

▪

Eliminates the wait for contingency payments.

▪

Reduces collection workforce and associated costs.

▪

Eliminates the work of managing agencies.

▪

Removes the risk of debtors declaring bankruptcy or collateral damage.

▪

Reduces warehouse and file storage expenses.

▪

Allows an exit strategy for bad debt.

▪

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

Competition

Intellectual Property Management

The Company anticipates significant competition from licensing agents for technologies that are market ready. However, IP Resources believes that it offers a wider range of services to licensing-based companies, including royalty and licensing fee management and marketing. The Company was founded on the belief that the major competitors in the intellectual property licensing and monetization industries are not meeting the needs of companies with new technologies/products that have not reached the market and are seeking to implement an intellectual property strategy to create shareholder value. Whereas, the Company's major competitors (Non-Practicing Entities a.k.a. NPEs) seek to extract revenues through the enforcement of patents using infringement lawsuits against large companies, which have already brought to market the technologies and products subjected to these infringement lawsuits.

Companies often retain licensing agents to manage the licensing of their patent programs. These agents assume duties, such as negotiating contracts for their clients or the product approval process. In return, the agent receives a certain percentage of all royalty revenues. For the licensor, the advantage of retaining a licensing agent includes the agent's expertise and network of contacts. The licensor also weighs the cost of retaining the agent with the cost and time needed to build up an internal licensing department to handle the business.

Intellectual Property Management & Consulting Groups advise companies on matters relating to the management of intellectual property, such as royalty compliance, software asset management, and regulations, as well as acting in an agent capacity in licensing negotiations.

Commercializing intellectual property through consulting agreements is rather costly, especially when the client is an early-stage, pre-revenue company. Retainers and consulting fees from elite firms, such as McKinsey, Bain and Boston Consulting Group, which typically seek $1 million or larger minimum consulting engagements, can drastically reduce a company's ability to operate and are usually not an option for pre-revenue companies.  Intellectual property consultants also advise manufacturers who are on the other side of the licensing process to licensing agents. The licensing consultant supports manufacturers that are largely involved in licensing, but do not have employees to handle the licensing process. It is the consultant's duty to represent the manufacturer in their licensing activities, including the evaluation of the technologies/products and the development and implementation of licensing strategies.  Management believes that the retainer fees and costs involved in using large consulting firms will not be an attractive option for developmental-stage companies. Furthermore, The Company's ability to invest in technologies will allow it to secure agreements with inventors who are hesitant to pay upfront retainer fees to IP Management and Consulting Firms.

Patent Acquirers engage in the acquisition, development, licensing, and enforcement of patented technologies.

Patent Acquirers have recently begun to receive negative attention due to their use of litigation to secure licensing revenue from corporations. These groups have been labeled "Patent Trolls" due to their use of litigation to monetize intellectual property and their abundance of patents, but lack of any real products.

Non-Practicing Entities ("NPEs") generally do not produce tangible products in order to protect themselves from retaliatory lawsuits.  These firms do not add value to innovations by creating new markets, but rather seek to use the implicit blackmail and uncertainty of the US court system to exploit weaknesses in the patent-system through litigation that decreases real innovation and lowers incentives.  IP Resources seeks to add value by sub-licensing, developing, investing in, and branding innovative technologies.

Debt Portfolio Management

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

Portfolios

On November 6, 2012, we sold our remaining debt portfolio comprising of 466 accounts with a face value of $961,895. The sale price was $12,500.

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

Gramm-Leach-Bliley Act.  This act requires through The Financial Privacy Rule that certain financial institutions, including debt purchasers, collection agencies, develop policies to protect the privacy of consumers’ private financial information and provide notices to consumers advising them of their privacy policies. This act also requires that if private personal information concerning a consumer is shared with another unrelated institution, the consumer must be given an opportunity to opt out of having such information shared. Since we do not share consumer information with non-related entities, except as required by law, or except as needed to collect on the receivables, our consumers are not entitled to any opt-out rights under this act. This act is enforced by the Federal Trade Commission, which has retained exclusive jurisdiction over its enforcement, and does not afford a private cause of action to consumers who may wish to pursue legal action against a financial institution for violations of this act.

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

Subsequent Events

Acquisition of The Aviva Companies Corporation

On April 2, 2013, the Company entered into an Acquisition Agreement (the “Acquisition Agreement”) with (i) The Aviva Companies Corporation (“Aviva”) and (ii) all of the shareholders of Aviva (the “Shareholders”) pursuant to which the Company acquired all of the outstanding shares of Aviva in exchange for the issuance of 6,000,000 shares of our common stock, par value $0.001 per share to the Shareholders (the “Share Exchange”). As a result of the Share Exchange, Aviva became a wholly-owned subsidiary of the Company.

Aviva is an early stage company seeking to identify, and commercialize intellectual property in healthcare and technology. Aviva works closely with inventors of IP in both the United States and Israel.

Other than in respect to the transaction, there is no material relationship among Aviva’s stockholders and any of the Company’s affiliates, directors or officers.

Employees

As of April 16, 2013, we do not have any employees.  However, we have hired 14 individuals as independent contractors that are involved in business development and administrative functions.  In connection with the acquisition of The Aviva Companies Corporation, we are currently negotiating agreements with Aviva’s Chief Executive Officer and Chief Financial Officer for their services.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 1B. Unresolved Staff Comments.

Not applicable because we are a smaller reporting company.

Item 2. Properties.

Our corporate headquarters is located at Hanover Portfolio Acquisitions, Inc., 6320 Canoga Avenue, 15th Floor, Woodland Hills, CA  91367. We have a month to month contract with Regus Management Group, LLC in the amount of $119 per month.

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the OTCQB under the symbol “HVPA”. The OTCQB is  a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (“OTC”) equity securities. An OTCQB equity security generally is any equity that is not listed or traded on a national securities exchange.  Our stock is thinly traded, and a robust, active trading market may never develop.  The market for the Company’s common stock has been limited, volatile, and sporadic.

Price Range of Common Stock

The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTCQB quotation service. These bid prices represent prices quoted by broker-dealers on the OTCQB quotation service. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	High	Low
Fiscal Year 2011
First quarter ended March 31, 2011	$-	$-
Second quarter ended June 30, 2011	$-	$-
Third quarter ended September 30, 2011	$-	$-
Fourth quarter ended December 31, 2011	$-	$-

Fiscal Year 2012
First quarter ended March 31, 2012	$-	$-
Second quarter ended June 30, 2012	$-	$-
Third quarter ended September 30, 2012	$-	$-
Fourth quarter ended December 31, 2012	$0.51	$0.51

Approximate Number of Equity Security Holders

As of April 16, 2013, there were approximately 170 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

Dividends

Holders of our common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available therefore. We have never declared or paid any dividends on our common stock. We intend to retain any future earnings for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

Unregistered Sales of Equity Securities

Private Offerings

In a series of transaction throughout the year ended December 31, 2012, the Company sold 700,000 shares of the Company’s common stock in private offerings to 17 investors at $0.25 per share for the total gross proceeds of $175,000.

In October 2012, two note holders agreed to extend the maturity date the notes for a period of one year. The Company paid an extension of 175,000 shares of the Company’s common stock at a fair value of $175 as determined by a valuation performed by a third party valuation firm.

The above issuances of were exempt from registration pursuant to Section 4(2), and/or Regulation D promulgated under the Securities Act. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Stock Issued as Compensation

The following table provides a breakdown of 3,937,080 shares of common stock issued to individuals for services rendered to the Company.

Name	Amount Issued	Fair Value(in U.S. Dollars)
Alan CollierRowland Hanson	308,550	$ 309
William Scigliano	308,550	$ 309
Ramiro Contreras	1,110,780	1,111
Peter Hall	225,000	225
R. Cameron Walker	250,000	30,000
Michael Mann	308,550	33,941
Alan Collier	308,550	33,941
Peter Hall	250,000	27,500
Donald Calabria	308,550	33,941
Alex Lightman	250,000	27,500
Bruce Garfield	308,550	33,941
Total	3,937,080	$222,718

The above issuances of securities during the fourth quarter in fiscal 2012, were exempt from registration pursuant to Section 4(2), and/or Regulation D promulgated under the Securities Act. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in connection with the issuance of securities. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Stock Options

In, May 2012, the Company issued pursuant to Section 4(2) of the Act, as partial compensation due under an independent contractor agreement, stock options to purchase 1,000,000 shares of the Company’s common stock at a price of $0.25 per shares and the option expires five years from the date of vesting. The option vests in eight equal installments of 125,000 options with the first tranche vesting on August 31, 2012.

In August 2012, the Company issued pursuant to Section 4(2) of the Act, as partial compensation due under an independent contractor agreement, stock options to purchase 3,000,000 shares of the Company’s common stock at a price of $0.25 per share and the options expire five years from the date of vesting.  The options vest over twelve equal installments of 250,000 options with the first tranche vesting on date of issuance.

The fair value for stock options was estimated at the date of grant using the Black-Scholes pricing model using a risk free interest rate ranging from 0.39% to 0.42%, expected dividend yield of 0, expected life of three years and a volatility ranging from 107% to 112%.

The above issuances of securities during the year ended December 31, 2012 were exempt from registration pursuant to Section 4(2), and/or Regulation D promulgated under the Securities Act. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Item 6. Selected Financial Data.

Not applicable because we are a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information and financial data discussed below is derived from the audited financial statements of the Company for its fiscal year ended December 31, 2012.  The audited financial statements were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes contained elsewhere in this 10-K. The financial statements contained elsewhere in this 10-K fully represent the Company’s financial condition and operations; however, they are not indicative of the Company’s future performance. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this 10-K.

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

Our intellectual property management and commercialization segment is operated through our wholly-owned subsidiary, IP Resources International, Inc. (“IPR”).  IPR focuses primarily on licensing various commercially desirable technologies and patents from companies that need operating capital or that need help commercializing their technology and sublicense such technology in designated territories.  This segment acquires exclusive licenses for marketable technology normally without the payment of any upfront license fee to the licensor and thereafter, to sub-license the technology in the designated markets, including Asia, Europe, and Brazil.  Our results depend upon our ability to locate available, licensable, and readily marketable technology, to negotiate favorable licenses for such technology, and to sub-license the technology in the designated markets at a sufficient level of volume in an effort to generate maximum revenues.

Going Concern

Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the fiscal year ended December 31, 2012 that states that our ongoing losses and lack of resources causes substantial doubt about our ability to continue as a going concern.

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

Recently issued accounting pronouncements

Interest Expense

Our Interest Expense increased to $113,549 in 2012 from $21,414 in 2011. This increase in year to year interest expense is related to our increases in notes payable.

Net Income (Loss)

Our Net Loss increased to $1,914,551 in 2012 from $526,036 in 2011. This increase in year to year loss was due to a combination of increases in expenses associated with our two operating segments.

Liquidity and Capital Resources

The Company had $800 and $9,444 in cash and cash equivalents as of the years ended December 31, 2012 and 2011, respectively. These assets are not sufficient to operate in our industry on a meaningful scale. Since inception through December 31, 2012, the Company has raised $400,000 in equity and debt transactions. These funds have been used to commence the operations of the Company to acquire and begin the development of its license and marketing portfolio. These activities include attending trade shows, marketing our licenses and corporate development. In March 2012, the Company commenced a private placement for the sale of up to $5,000,000 of its common stock at $0.25 per share in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended. These funds are being used to locate and purchase debt portfolios and continue the development of our license portfolio and corporate development.  Our accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these consolidated financial statements. However, the Company has incurred substantial losses, its current liabilities exceed its current assets and available cash is not sufficient to fund the expected future operation.  The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations and intends to acquire a profitable entity. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern. To reduce the risk of not being able to continue as a going concern, management has implemented its business plan to materialize revenues from it license agreements and has initiated a private placement offering to raise capital through the sale of its common stock and is seeking out profitable companies and debt portfolios for acquisition.  Although, uncertainty exists as to whether the Company will be able generate enough cash from operations to fund the Company’s working capital needs or raise sufficient capital to meet the Company’s obligations as they become due, no adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” with the objective of improving the reporting of reclassifications out of accumulated other comprehensive income. This update requires the effect of significant reclassifications out of accumulated other comprehensive income be shown by component. Significant reclassifications should be shown by the respective line items of net income only if the amount reclassified is required to be reclassified to net income under U.S. GAAP. If the reclassification to net income is not required under U.S. GAAP, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. This update is effective prospectively for our fiscal 2014 and early adoption is permitted. Besides changes to disclosures, we do not expect the adoption of this update to have a significant impact on our consolidated financial statements.

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 220)-Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” which amends previous guidance on the disclosures about offsetting assets and liabilities on the balance sheet to clarify that the scope of this guidance applies to derivatives (including bifurcated embedded derivatives), repurchase agreements (and reverse repurchase agreements) and securities borrowing (and lending) transactions that are offset or subject to an enforceable master netting arrangement or similar agreement. The guidance becomes effective at the beginning of our fiscal 2014 and should be applied retrospectively for all comparative periods. The adoption of this update is not expected to have a significant impact on our consolidated financial statements.

Results of Operations

Revenues

Our net revenue was $30,581 for the fiscal year ended December 31, 2012. Net revenues of $30,581 and $0, are contributed from our debt portfolio and intellectual property management segments, respectively. As we began our operating activities on September 1, 2011, we had no revenues for the fiscal year ended December 31, 2011. We attribute the increase in our net revenue from the acquisition of our debt portfolio management company on March 14, 2012. As of the December 31, 2012, there has been no revenue from the Company’s licensing and commercialization activities.

Collection receipts comprises the majority of our revenue for years 2012 and 2011. We recently sold our debt portfolio and plan to acquire additional debt portfolios  in the future. We believe that as we intend to acquire additional debt portfolios,  as these portfolio accounts age, it is likely that our collection revenue will reduced over time. The growth of our business is dependent on successfully raising additional capital to fund our growth. We cannot assure our investors that we will be successful in raising working capital or in acquiring portfolios.

Operating Expenses

In fiscal year 2012, we saw an increase in operating expenses to $1,772,930 in 2012 from $504,622 in 2011. The operating expenses related to intellectual property management were approximately $1,359,479, which was comprised primarily from consulting and professional fees for the development of our intellectual property management and licensing activities.  Operating expenses for our debt portfolio management operations was approximately $35,996 for the period acquisition (March14, 2012) through December 31, 2012. The remaining operating expenses of $377,455 were for corporate overhead activities of legal and auditing services related to our public company reporting.

Impairment

The Company reviews its debt portfolios for impairment each reporting period. If, based on current information and events, the Company determines that it is probable that it will be unable to collect all cash flows expected at acquisition of the portfolio, the Company will record an impairment of the portfolio in earnings to reduce the carrying amount to its fair market value.  The Company recorded $0 of impairment losses related to its debt portfolios during the year ended December 31, 2012.

Depreciation

We incur depreciation expense for costs related to our assets, including our information technology and software. Our depreciation increased to $37,034 in 2012 from $15,873 in 2011. There were no significant equipment purchases or sales during 2012.

Interest Expense

Our Interest Expense increased to $113,549 in 2012 from $21,414 in 2011. This increase in year to year interest expense is related to our increases in notes payable.

Net Income (Loss)

Our Net Loss increased to $1,914,551 in 2012 from $526,036 in 2011. This increase in year to year loss was due to a combination of increases in expenses associated with our two operating segments.

Liquidity and Capital Resources

The Company had $800 and $9,444 in cash and cash equivalents as of the years ended December 31, 2012 and 2011, respectively. These assets are not sufficient to operate in our industry on a meaningful scale. Since inception through December 31, 2012, the Company has raised $400,000 in equity and debt transactions. These funds have been used to commence the operations of the Company to acquire and begin the development of its license and marketing portfolio. These activities include attending trade shows, marketing our licenses and corporate development. In March 2012, the Company commenced a private placement for the sale of up to $5,000,000 of its common stock at $0.25 per share in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended. These funds are being used to locate and purchase debt portfolios and continue the development of our license portfolio and corporate development.  Our accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these consolidated financial statements. However, the Company has incurred substantial losses, its current liabilities exceed its current assets and available cash is not sufficient to fund the expected future operation.  The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations and intends to acquire a profitable entity. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern. To reduce the risk of not being able to continue as a going concern, management has implemented its business plan to materialize revenues from it license agreements and has initiated a private placement offering to raise capital through the sale of its common stock and is seeking out profitable companies and debt portfolios for acquisition.  Although, uncertainty exists as to whether the Company will be able generate enough cash from operations to fund the Company’s working capital needs or raise sufficient capital to meet the Company’s obligations as they become due, no adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future.

Seasonality

One of our business segments depends on our ability to collect on our purchased portfolios of charged-off consumer receivables. Collections within portfolios tend to be seasonally higher in the first and second quarters of the year due to consumers’ receipt of tax refunds and other factors. Conversely, collections within portfolios tend to be lower in the third and fourth quarters of the year due to consumers’ spending in connection with summer vacations, the holiday season and other factors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

HANOVER PORTFOLIO ACQUISITIONS, INC. INDEX TO FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets for December 31, 2012 and December 31, 2011	F-2
Consolidated Statements of Operations for Years Ended December 31, 2012 and for the Period From Inception (September 1, 2011) through December 31, 2011	F-3
Consolidated Statement of Stockholders’ Deficit for the period from September 1, 2011 (inception) through December 31, 2012	F-4
Consolidated Statements of Cash Flows for Year Ended December 31, 2012 and for the Period From Inception (September 1, 2011) through December 31, 2011	F-5
Notes to Consolidated Financial Statements for Period Ended December 31, 2012	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Hanover Portfolio Acquisitions, Inc.

We have audited the accompanying consolidated balance sheets of Hanover Portfolio Acquisitions, Inc. and Subsidiary (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2012 and for the period from September 1, 2011 (date of inception) through December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the  standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hanover Portfolio Acquisitions, Inc. and Subsidiary as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the year ended December 31, 2012 and for the period from September 1, 2011 (date of inception) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring net losses and has a working capital deficit at December 31, 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rose, Snyder & Jacobs LLP

Encino, California

April 15, 2013

Hanover Portfolio Acquisitions, Inc. and Subsidiary Consolidated Balance Sheets As of December 31,
	2012	2011
Assets
Current Assets
Cash	$800	$9,444
Total Current Assets	800	9,444
Property Plant and Equipment, net	65,301	-
Investment in equity securities	12,000	-
Intangible Assets	-	984,127
Total Assets	$78,101	$993,571
Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$1,516,600	$275,798
Current portion - notes payable license fee	-	240,000
Notes payable- current portion	236,000	175,000
Total Current Liabilities	1,752,600	690,798

Acquisition payable	155,000	-
Notes payable- less current portion	51,656	-
Note payable - license fee, less current portion	-	750,000
Total Liabilities	1,959,256	1,440,798
Shareholders' Deficit
Common stock, 0.001 par value, 53,692,673 and 38,312,812 shares issued and outstanding, respectively	5,370	3,832
Additional paid-in capital	554,062	74,977
Accumulated deficit	(2,440,587)	(526,036)
Total Shareholders' Deficit	(1,881,155)	(447,227)
Total Liabilities and Shareholders' Deficit	$78,101	$993,571

See accompanying notes to consolidated financial statements.

Hanover Portfolio Acquisitions, Inc. and Subsidiary Consolidated Statement of Operations
	For the Year ended December 31, 2012	For the Period From Inception (September 1, 2011) To December 31, 2011
Revenues, net	$30,581	$-
Operating Expenses	1,772,930	504,622
Operating Loss	(1,742,349)	(504,622)
Other Income (Expenses)
Interest expense	(113,549)	(21,414)
Gain from disposition of License Agreement	96,347	-
Acquisition expense	(155,000)	-
Loss Before Provision for Income Taxes	(1,914,551)	(526,036)
Provision for Income Taxes	-	-,
Net Loss	$(1,914,551)	$(526,036)
Basic and diluted loss per common share	$(0.04)	$(0.01)
Weighted average common share outstanding - basic and diluted	48,137,820	36,933,007

See accompanying notes to consolidated financial statements.

Hanover Portfolio Acquisitions, Inc. and Subsidiary Consolidated Statement of Stockholders’ Deficit For the Period of Inception (September 1, 2011) to December 31, 2012

			Additional		Total
	Common Stock		Paid-in	Retained	Shareholder's
	Shares	Amount	Capital	Earnings	Deficit

Balance September 1, 2011	-	$-	$-	$-	$-
Share issued to founders	30,916,710	3,092	(3,092)	-	-
Shares issued for license agreement	3,559,797	356	(356)	-	-
Share issued for service rendered	3,116,355	312	74,580	-	74,892
Shares issued with notes payable	719,950	72	3,845	-	3,917
Net loss	-	-	-	(526,036)	(526,036)

Balance December 31, 2011	38,312,812	3,832	74,977	(526,036)	(447,227)

Shares issued for cash	700,000	70	174,930	-	175,000
Share issued for acquisition of HPA	4,557,545	456	59,710	-	60,166
Shares Cancelled	(205,700)	(21)	21	-	-
Cancellation of P3D shares	(3,559,797)	(356)	356	-	-
Share issued for service rendered	13,462,813	1,346	240,289	-	241,635
Shares issued with notes payable	425,000	43	1,482	-	1,525
Stock options issued for services	-	-	2,297	-	2,297
Net loss	-	-	-	(1,914,551)	(1,914,551)

Balance December 31, 2012	53,692,673	$5,370	$554,062	$(2,440,587)	$(1,881,155)

See accompanying notes to consolidated financial statements.

Hanover Portfolio Acquisitions, Inc. and Subsidiary Consolidated Statement of Cash Flows
	For the Year ended December 31, 2012	For the Period From Inception (September 1, 2011) To December 31, 2011
Cash Flows From Operating Activities
Net Loss	$(1,914,551)	$(526,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	37,034	15,873
Fair value of equity issued for services	243,932	74,892
Gain from disposition of license agreement	(96,347)	-
Fair value of shares issued with notes payable	1,525	3,917
Acquisition expense	155,000	-
Changes in operating assets and liabilities:		-
Account receivable	4,954	-
Prepaid expenses	(14,000)	-
Accounts payable and accrued expenses	1,297,562	275,798
Net Cash Used in Operating Activities	(284,891)	(155,556)
Cash Flows From Investing Activities
Purchase of automobile	(64,458)	-
Cash paid for acquisition of HPA, net of cash received	53,048	-
Net Cash Used in Investing Activities	(11,410)	-
Cash Flows From Financing Activities
Sale of common stock	175,000	-
Proceeds from the issuance of notes payable	114,458	175,000
Payment for notes payable	(1,801)	-
Payment for P3D note	-	(10,000)
Net Cash Provided by Financing Activities	287,657	165,000
Net Increase (Decrease) in Cash	(8,644)	9,444
Cash, Beginning of Period	9,444	-
Cash, End of Period	$800	$9,444
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	$-
Noncash investing and financing activities:	-	-
Shares issued for HPA assets	$60,166	$-
Acquisition of license agreement with note payable	$-	$1,000,000

See accompanying notes to consolidated financial statements.

Hanover Portfolio Acquisitions, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2012

Note 1 – Organization and Significant Accounting Policies

Hanover Portfolio Acquisitions, Inc. (the “Company” or "HPA") operates in two business segments 1) purchases distressed debt portfolios at a significant discount to their face value and seeks to either collect on the outstanding balances or resell some or all of the portfolios and 2) intellectual property licensing and commercialization.

Reverse Acquisition

On March 14, 2012, HPA, entered into a Share Exchange Agreement (“Agreement”) with IPR and certain of its shareholders. Under the Agreement, each participating IPR shareholder exchanged all of their issued and outstanding IPR common shares totaling 33,234,294, free and clear of all liens, and $155,000 for Company common shares of equal to 1.2342 times the number of IPR shares being transferred to the Company for a total of 41,017,766 shares. The $155,000 was not paid at closing.  The Company recorded the $155,000 as long-term liability acquisition payable non-interest bearing. IPR agreed to make payments of up to 25% of the proceeds from any private placement or gross profits earned by IPR until the obligation is satisfied. The percentage of the proceeds to be paid is at the sole discretion of IPR’s Chief Executive Officer and the ex-Chief Executive Officer of the Company based on the liquidity of the Company.

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

As of the date of the acquisition, the sole director and officer and significant shareholder of HPA was a significant shareholder of IPR. Given the relationship, the transaction is considered not to be an arms length transaction and a step-up in the basis of the assets and liabilities acquired is precluded, as the transfer of assets and liabilities has not been affected. The Company has recorded the acquisition and issuance of 4,557,545 shares of its common stock at a value of  $60,166, which is the historical cost basis of HPA as of the date of the transaction.  As of the date of the acquisition, HPA balance sheet consisted of cash of $53,048, accounts receivable of $4,954, fixed assets of $2,164 and no liabilities, for a net book value of $60,166.

The following table presents the two companies as if the acquisition occurred as of September 1, 2011:

	For the Year ended December 31, 2012	(Unaudited) HPA January 1, 2012 - March 13, 2012	Pro-forma Adjustments	(Unaudited)
Revenues, net	$30,581	$10,351	-	$40,932
Operating Expenses	1,590,236	22,146	-	1,612,382
Operating Loss	(1,559,655)	(11,795)		(1,571,453)
Other Income (Expense)
Interest expense	(113,549)	-	-	(113,549)
Gain from disposal of license agreement	96,347			96,347
Acquisition cost	(155,000)	-	-	(155,000)
Loss Before Provision for Income Taxes	(1,914,551)	(11,795)		(1,926,346)
Provision for Income Taxes	-	-	-	-
Net Loss	$(1,914,551)	$(11,795)		$(1,926,346)
Basic and diluted loss per common share	$(0.04)			$(0.04)
Weighted average common share outstanding - basic and diluted	48,137,820			49,046,839

	For the four months ended December 31, 2011	(Unaudited) HPA four months ended December 31, 2011	Pro-forma Adjustments	(Unaudited)
Revenues, net	$-	$17,716	-	$17,716
Operating Expenses	504,622	44,632	-	549,254
Operating Loss	(504,622)	(26,917)		(531,538)
Other Income (Expense)
Interest expense	(21,414)	-	-	(21,414)
Gain from disposal of license agreement	-	-	-	-
Loss Before Provision for Income Taxes	(526,036)	(26,917)		(552,952)
Provision for Income Taxes	-	-	-	-
Net Loss	$(526,036)	$(26,917)		$(552,952)
Basic and diluted loss per common share	$(0.01)			$(0.01)
Weighted average common share outstanding - basic and diluted	36,933,667			41,940,552

IPR Operations

IPR’S operations began on September 1, 2011, and was formally incorporated on October 17, 2011.  The financial statements of IPR have been presented in the consolidated financial statements from inception (September 1, 2011).

Going Concern

These accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these consolidated financial statements. However, the Company has incurred substantial losses, its current liabilities exceed its current assets and available cash is not sufficient to fund the expected future operation. Subsequent to December 31, 2012, the Company has raised $150,000 in debt financing as discussed in Note 6, Subsequent Events. The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern.  No adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.

To reduce the risk of not being able to continue as a going concern, management has implemented its business plan to materialize revenues from it license agreements, has initiated a private placement offering to raise capital through the sale of its common stock and is seeking out profitable companies and debt portfolios for acquisition.  Although, uncertainty exists as to whether the Company will be able generate enough cash from operations to fund the Company’s working capital needs or raise sufficient capital to meet the Company’s obligations as they become due, no adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Critical estimates include the value of its debt portfolios, the useful lives of property and equipment, and the valuation of deferred income tax assets. Management uses its historical records and knowledge of its business in making these estimates.  Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments with maturity of three months or less to be cash equivalents. As of December 31, 2012 and 2011, the Company had no cash equivalents

Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash. The Company primarily places its cash with high-credit quality financial institutions. Cash deposits up to approximately $100,000 are federally insured. From time-to-time the Company could have deposits in excess of the insured amounts.

Property plant and equipment

Property, plant and equipment are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range between five and seven years.  Expenditures for repairs and maintenance are expensed as incurred.

The majority of the Company’s property, plant and equipment is the Company automobile. As of December 31, 2012, the cost basis was $64,458 with accumulated depreciation of $1,075. The asset is being amortized over its estimated useful life of 5 years. The depreciation expense for the year ended December 31, 2012 was $1,075. The depreciation expense is estimated to be $12,891 over the next four years and $11,816 in the fifth year.

Debt Portfolios

The Company reviews its debt portfolios for impairment each reporting period. If, based on current information and events, the Company determines that it is probable that it will be unable to collect all cash flows expected at acquisition of the portfolio, the Company will record an impairment of the portfolio in earnings to reduce the carrying amount to its fair market value. The Company uses third-party valuations of the resale value of its debt portfolios when assessing impairment. These valuations are based on industry data of portfolios with similar characteristics. The Company recorded $0 of impairment losses related to its debt portfolios during the year ended December 31, 2012.  On December 31, 2012 the Company didn’t have any debt portfolios outstanding.

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

Impairment of Long-lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted future cash flows generated from the asset group to the recorded value of the asset group. If impairment is indicated, the asset is written down to its estimated fair value. There were no such impairments for the years ended December 31, 2012 and 2011.

Investment in equity securities

Investee companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such Investee companies is not included in the Consolidated Balance Sheet or Statement of Operations. However, impairment charges are recognized in the Consolidated Statement of Operations. If circumstances suggest that the value of the Investee company has subsequently recovered, such recovery is not recorded.

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

Stock-Based Compensation

The Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes it as expense, net of estimated forfeitures, over the vesting or service period, as applicable, of the stock award using the straight-line method. Because our common stock is thinly traded, we have made estimates of the fair value of the common stock based not only on market prices but other factors such as financial condition and results of operations.

Income Taxes

The Company records a tax provision for the anticipated tax consequences of its reported results of operations. The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and income tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.

The Company has adopted ASC Topic 740, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. The Company has determined that the adoption did not result in the recognition of any liability for unrecognized tax benefits and that there are no unrecognized tax benefits that would, if recognized, affect the Company’s effective tax rate.  Based on the Company’s review of its tax positions as of December 31, 2012 and 2011, no uncertain tax positions have been identified.

The Company has elected to include interest and penalties related to uncertain tax positions as a component of income tax expense. To date, no penalties or interest has been accrued.

Tax years 2008 forward are open and subject to examination by the U.S. taxing authorities. The Company is not currently under examination, nor has it been notified of a pending examination.

Segments

Our chief operating decision-maker is our Chief Executive Officer who reviews financial information. There are segment managers who are held accountable by the chief operating decision-maker for operations, operating results, and planning for levels or components below the consolidated unit level. Accordingly, we have determined that we have two reporting segment and operating unit structure.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities.

Net Income (Loss) per Share

Basic net income (loss) per share is calculated based on the net income (loss) attributable to common shareholders divided by the weighted average number of shares outstanding for the period excluding any dilutive effects of options, warrants, unvested share awards and convertible securities. Diluted net income (loss) per common share assumes the conversion of all dilutive securities using the if-converted method, and assumes the exercise or vesting of other dilutive securities, such as options, warrants and restricted stock using the treasury stock method. For the years ended December 31, 2012 and 2011 the Company did not have dilutive securities.

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

The carrying amount of certain of the Company’s financial instruments approximates fair value due to the relatively short maturity of such instruments. The fair value of notes payable is not considered to be significantly different than its carrying amount because the stated rates for such debt reflect current market rates and conditions.

Recent Accounting Standard Updates

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” with the objective of improving the reporting of reclassifications out of accumulated other comprehensive income. This update requires the effect of significant reclassifications out of accumulated other comprehensive income be shown by component. Significant reclassifications should be shown by the respective line items of net income only if the amount reclassified is required to be reclassified to net income under U.S. GAAP. If the reclassification to net income is not required under U.S. GAAP, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. This update is effective prospectively for our fiscal 2014 and early adoption is permitted. Besides changes to disclosures, we do not expect the adoption of this update to have a significant impact on our consolidated financial statements.

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 220)-Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” which amends previous guidance on the disclosures about offsetting assets and liabilities on the balance sheet to clarify that the scope of this guidance applies to derivatives (including bifurcated embedded derivatives), repurchase agreements (and reverse repurchase agreements) and securities borrowing (and lending) transactions that are offset or subject to an enforceable master netting arrangement or similar agreement. The guidance becomes effective at the beginning of our fiscal 2014 and should be applied retrospectively for all comparative periods. The adoption of this update is not expected to have a significant impact on our consolidated financial statements.

Note 2 - License Agreements

Personal 3D

Effective September 1, 2011, IPR entered into a license agreement with Personal 3D, Inc. (“P3D”) to acquire the rights to market and distribute certain intellectual property in the territories of the European and Eastern European countries. The term of the license agreement shall be for the greater of the life of the provisional patents, for the technology, or twenty-one years. The term shall automatically renew for an additional one year term unless either party notifies the other that it does not desire to renew the license agreement ninety days before the then-current term of the license agreement expires. The license fee to be paid by IPR was $1,000,0000 and common stock of IPR in an amount that would give P3D 9.9% interest in outstanding common stock of IPR (“Share Issuance”). The Shares Issuance shall be issued on or before October 12, 2011, (were issued on October 17, 2011 the date of incorporation of IPR). The $1,000,000  (“Note Payable – License Fee”) is required to be paid in installments as follows:

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

On October 14, 2012, the Company and P3D entered into an agreement to terminate the license agreement. Under the terms of the termination, P3D was required to surrender the Share Issuance and the IPR was released of its liability under the Note Payable – License Fee.  The Company recognized a gain of $96,347 as a result of the termination of this agreement.

The Company's CEO was also the CEO of P3D at the time the license agreement was executed, however he resigned from P3D prior to the execution of the license rescission agreement.

CPAIR, Inc.

Effective November 11, 2011, IPR entered into an Exclusive License Agreement with CPAIR, Inc. (“CPaiR”) to acquire the rights to market and distribute certain intellectual property on a worldwide basis except for the United States.  The terms of the license agreement shall be for the greater of the life of the provisional patents, for the technology, or twenty-one years.  The term shall automatically renew for an additional one year term unless either party notifies the other that it does not desire to renew the license agreement ninety days before the then-current term of the license agreement expires.  Under the Exclusive License Agreement, if IPR enters into a sublicense agreement, IPR is required to pay CPaiR 20% of royalties received by IPR. If IPR elects to distribute the product, without sublicenses, then CPaiR receives 10% of gross revenues. Also, IPR is required to pay to CPaiR 20% of any upfront license fee actually received by IPR in connection with the CPaiR intellectual property and 20% of the quarterly revenue actually received by IPR in connection with such intellectual property.  If IPR does not pay a minimum of $1,000,000 to CPaiR within a period of three years from the Effective date, the license agreement will terminate. IPR has the right to pay the difference between the amounts paid by IPR and the minimum payment of $1,000,000. Under the terms of the agreement, IPR was not required to pay an upfront license fee.

American Cryostem Corp.

Effective January 27, 2012, IPR entered into a License Agreement with American Cryostem Corp. ("ACSC") to acquire the rights to and to distribute certain intellectual property in China and Brazil. The term of the License

Agreement shall be for one year.  The term shall automatically renew for an additional one-year term unless either party notifies the other that it does not desire to renew the License Agreement. Under the License Agreement, any distributer or sub-licensee, engaged by IPR, must pay a 25% of its quarterly gross revenue. Of the 25% of quarterly gross revenue, IPR and ACSC split 50/50. In the event that IPR receives any upfront license fee from a sub-licensee, IPR is required to pay to ACSC 50% of any upfront license fee actually received. Under the terms of the agreement, IPR was not required to pay an upfront license fee.

Note 3 - Notes payable

IPR initiated a private placement for up to $1,000,000 of financing by the issuance of notes payable at a minimum of $25,000. The notes bear interest at 12% per annum and are due and payable with accrued interest one year from issuance.  Also, IPR agreed to issue 102,850 shares of its common stock for every $25,000 invested.

Under the private placement, the Company has issued a total of two notes for an aggregate principal amount of $175,000. In addition IPR issued 719,950 share of its common stock at a fair value of $3,917 as determined using a valuation performed by a third party valuation firm.

In October 2012, the two note holders agreed to extend the mature date the notes for a period of one year. The Company paid an extension of 175,000 shares of the Company’s common stock at a fair value of $175 as determined by a valuation performed by a third party valuation firm.

In October and November 2012, the Company issued promissory notes in the amounts of $25,000 and $25,000, respectively. In addition the Company issued 250,000 share of its common stock at a fair value of $250 as determined by a valuation performed by a third party valuation firm.

The total outstanding of $225,000 as of December 31, 2012, $150,000 matures in September 2013, $50,000 matures in October 2013 and $25,000 matures in January 2013.

In November 2012, the Company purchased a vehicle for $64,458. The purchase was finances through a note payable for $64,458 at interest of 2.99% per annum with sixty payments of $1,060 per month.

The scheduled maturities of notes payable are as follows for the years ending December 31,

2013	$236,000
2014	11,000
2015	11,677
2016	12,031
2017	12,395
Thereafter	4,555
287,656
Less: current portion	236,000
Notes payable long-term	$51,656

Note 4- Shareholders’ Deficit

Common Stock

IPR issued 30,916,710 shares of its common stock on the date of incorporation to the founders of the corporation.

IPR has entered into consulting agreements with various consultants for service to be provided to the Company. The agreements stipulate a monthly fee and a certain number of shares that the consultant vests over the term of the contract. The consultant is issued a prorated number of the shares of common at the beginning of the contract that the consultant earns over a three-month period. At the anniversary of each quarter, the consultant is issued a new allotment of common stock. In accordance with ASC 505-50 – Equity-Based Payment to Non-Employee, the common stock shares issued to the consultant are valued upon issuance.  The shares of common stock that have been issued were valued based on a valuation performed by an independent valuation firm. As of December 31, 2012, the total awards granted were 32,326,380 shares with 13,292,930 shares vested and issued and 19,033,450 shares unvested. The total expense recorded for the years ended December 31, 2012 and 2011, was $241,635 and $74,892, respectively.

The following table presents the issuance, vesting and shares to be vested of the stock grants. The unvested as of December 31, 2012 and 2011 will vest on a weighted average of approximately 2.75 years and 2.0 years, respectively:

	Number of shares	Estimated Market value
Beginning balance, September 1, 2011	-
Issued	18,513,000
Vested	(2,776,950)
Forfeited	-
Balance unvested, December 31, 2011	15,736,050	$267,513
Issued	13,813,380
Vested	(10,515,980)
Forfeited	-
Ending balance, December 31, 2012	19,033,450	$19,033

During the year ended December 31, 2012, the Company issued 2,251,079 shares its common stock at a fair value of $53,771 (as determined by a valuation performed by a third party valuation firm) for services rendered.

During the year ended December 31, 2012, the Company issued 700,000 shares its common stock for $175,000.

During the year ended December 31, 2012, the Company issued to two consultants options to purchase in the aggregate 4,000,000 shares of the Company’s common stock.

Stock Options

In, May 2012, The Company issued stock options to purchase 1,000,000 shares of the Company’s common stock at a price of $0.25 per shares and the option expires five years from the date of vesting. The option vests in eight equal installments of 125,000 options with the first tranche vesting on August 31, 2012.

In August 2012, the Company issued stock options to 3,000,000 shares of the Company’s common stock at a price of $0.25 per share and the options expire five years from the date of vesting.  The options vest over twelve equal installments of 250,000 options with the first tranche vesting on date of issuance.

The fair value for stock options was estimated at the date of grant using the Black-Scholes pricing model using a risk free interest rate ranging from 0.39% to 0.42%, expected dividend yield of 0, expected life of three years and a volatility ranging from 107% to 112%.

The risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available for U.S. Treasury securities at maturity with an equivalent term.  The Company has not declared or paid any dividends on its common stock and does not currently expect to do so in the future. The Company does not have any experience to determine the expected term of the options, so the expected term of the options was determined by using the provisions of Staff Accounting Bulletin No. (“SAB No.”) 110, simplified calculation.  There was no market for the Company’s common stock. To determine the expected volatility, the Company used the provisions of ASC 718 to calculate the estimated volatility based annualized daily historical volatility using the implied volatility for comparable entities within the Company’s industry.

The Company’s stock price volatility, risk free-rate, and option lives involve management’s best estimates, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.  Also, the Company recognizes compensation expense for only the portion of the options that are expected to vest. Based on the current economical factors for the Company, the Company applied estimated forfeiture rates of zero.  If the actual number of forfeitures differs from the Company’s estimates, additional adjustments to compensation expense may be required in future periods.

The weighted average exercise price of options exercisable at December 31, 2012 was $0.25.  The weighted average fair value of options granted was $14,445 and $0 during 2012 and 2011, respectively.

The total fair value of stock options vested and charged to expense during the year ended December 31, 2012 and 2011 was $2,297 and $0, respectively.

The weighted average exercise price for the options granted during December 31, 2012 and outstanding as of December 31, 2012 was $0.25 and $0.25, respectively, with a weighted average remaining contractual term of 4.5 years.

The following table presents the issuance, vesting and options to be vested. Subsequent to December 31, 2012, all of the unvested stock options were terminated, as the independent contractors executed new agreements.

Number of options

Balance unvested, December 31, 2011	-
Issued	4,000,000
Vested	750,000
Forfeited	-
Ending balance, December 31, 2012	4,750,000
December 31, 2012 expected to be vested	750,000

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

For the year ended December 31, 2012, net revenues of $30,581 and $0, respectively, are contributed from our debt portfolio and intellectual property management segments.  For the year ended December 31, 2012, operating losses of $706,230 and $1,440,315, respectively, are contributed from our debt portfolio and intellectual property management segments.

For the period from Inception (September 1, 2011) to December 31, 2011, net revenues of $0, are contributed from each of our debt portfolio and intellectual property management segments. For the period from Inception (September 1, 2011) to December 31, 2011, operating losses of $0 and $463,286, respectively, are contributed from our debt portfolio and intellectual property management segments.

Note 6 – Income taxes

The Company files income tax returns with the Internal Revenue Service (“IRS”) and various state jurisdictions. For jurisdictions in which tax filings are prepared, the Company is subject to income tax examinations by state tax authorities and federal tax authorities for all tax years.

The deferred tax assets are mainly comprised of net loss carryforwards. As of December 31, 2012, the Company had approximately $  550,000 of net operating loss carryforwards, that it can use to offset a certain amount of taxable income in the future. These net operating loss carryforwards expire through 2032.  The resulting deferred tax asset is offset by a 100% valuation allowance due to the uncertainty of its realization.

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes was as follows for the years ended December 31, 2012 and 2011:

	2012	2011
Income tax computed at federal statutory tax rate	-34.0%	-34.0%
Change in valuation allowance	39.8%	39.8%
State taxes, net of federal benefit	-5.8%	-5.8%
Total	0.0%	0.0%

The primary difference between income tax expense attributable to continuing operations and the amount of income tax expense that would result from applying domestic federal statutory rates to income before provision for income taxes relates to the change in the valuation allowance.

The Company has adopted the accounting standards that clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the years ended December 31, 2012 and 2011.

Note 7 - Commitments and Contingencies

Legal matters

The Company may become involved in various legal proceedings in the normal course of business. The Company is not a party to any legal proceedings as of December 31, 2012.

Note 8 - Subsequent Events

On January 14, 2013, the Company issued a promissory note for an aggregate principal amount of $25,000. In addition, the Company issued 125,000 shares of its common stock in connection with the issuance of the note as loan fees. The Note carries an interest rate of 10% per annum and a maturity date of April 14, 2013 with interest due monthly in arrears.

On January 14, 2013, the Company issued a promissory note for an aggregate principal amount of $25,000. In addition, the Company issued 125,000 shares of its common stock in connection with the issuance of the note as loan fees. The Note carries an interest rate of 10% per annum and a maturity date of July 1, 2013 with interest due monthly in arrears.

On January 16, 2013, the Company entered into a non-exclusive strategic marketing agreement with Hunter Marketing, LLC for 1,200,000 shares of its common stock.

On January 31, 2013, the Company issued a promissory note for an aggregate principal amount of $100,000. In addition, the Company issued 500,000 shares of its common stock in connection with the issuance of the note as loan fees. The Note carries an interest rate of 10% per annum and a maturity date of January 30, 2014 with interest due monthly in arrears.

On April 2, 2013, the Company entered into an Acquisition Agreement (the “Acquisition Agreement”) with (i) The Aviva Companies Corporation (“Aviva”) and (ii) all of the shareholders of Aviva (the “Shareholders”) pursuant to which the Company acquired all of the outstanding shares of Aviva in exchange for the issuance of 6,000,000 shares of our common stock, par value $0.001 per share to the Shareholders (the “Share Exchange”). As a result of the Share Exchange, Aviva became a wholly-owned subsidiary of the Company.  The Company has not provided all the detailed disclosures for this transaction pursuant to ASC 805. as the transaction closed within a period of time that did not permit the Company to accurately assess and gather the required information.

Aviva is an early stage company seeking to identify, and commercialize intellectual property in healthcare and technology. Aviva works closely with inventors of IP in both the United States and Israel.

Other than in respect to the transaction, there is no material relationship among Aviva’s stockholders and any of the Company’s affiliates, directors or officers.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

We conducted an evaluation with the participation of our Chief Executive Officer of the effectiveness of our disclosure controls and procedures as of December 31, 2012.  Based on that evaluation, our Chief Executive Officer has concluded that as of December 31, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that as of December 31, 2012 our disclosure controls and procedures were not effective at the reasonable assurance level:

1.

We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ending December 31, 2012.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent fiscal year, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that as of December 31, 2012, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2012.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2013.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Designation of Super Voting Preferred Stock

On April 3, 2013, the Company filed an amendment to the Company’s Articles of Incorporation, as amended (the “Articles of Incorporation”), in the form of a Certificate of Designation that authorized  the issuance of up to one million (1,000,000) shares of a new series of preferred stock, par value $0.001 per share, designated “Series AA Super Voting Preferred Stock,” for which the board of directors established the rights, preferences and limitations thereof.

The Company’s board of directors authorized the Series AA Super Voting Preferred Stock pursuant to the authority given to the board under the Articles of Incorporation, which authorizes the issuance of up to 5,000,000 shares of preferred stock, par value $0.001 per share, and authorized the board, by resolution, to establish any or all of the unissued shares of preferred stock, not then allocated to any series into one or more series and to fix and determine the designation of each such shares, the number of shares which shall constitute such series and certain preferences, limitations and relative rights of the shares of each series so established.

Each holder of outstanding shares of Series AA Super Voting Preferred Stock shall be entitled to one hundred thousand (100,000) votes for each share of Series AA Super Voting Preferred Stock held on the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company.

The summary of the rights, privileges and preferences of the Series AA Super Voting Preferred Stock described above is qualified in its entirety by reference to the Certificate of Designation, a copy of which is attached as Exhibit 3.4 to this annual report and is incorporated herein by reference.

Default on Notes

On January 14, 2013, the Company issued a promissory note for an aggregate principal amount of $25,000. In addition, the Company issued 125,000 shares of its common stock in connection with the issuance of the note as loan fees. The Note carries an interest rate of 10% per annum and a maturity date of April 14, 2013 with interest due monthly in arrears.  As of April 16, 2013, the Company has not paid the remaining balance due on the maturity date.  As a result, the Company may be deemed in default and the default interest rate is 14% per annum until default is cured.

On January 14, 2013, the Company issued a promissory note for an aggregate principal amount of $25,000. In addition, the Company issued 125,000 shares of its common stock in connection with the issuance of the note as loan fees. The Note carries an interest rate of 10% per annum and a maturity date of July 1, 2013 with interest due monthly in arrears. As of April 16, 2013, the Company has not paid the interest due monthly in arrears.  As a result, the Company may be deemed in default and the default interest rate is 14% per annum until default is cured.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of officers and director as of April 12, 2013. Our Executive officers are elected annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Name	Age	Position
Alan Collier	47	Director, Chief Executive Officer, Interim Chief Financial Officer, and Secretary
Michael Mann	55	Executive Vice-President–Shareholder Relations

Set forth below is a brief description of the background and business experience of our executive officer and director, our Executive Vice President and Beneficial Owner and our Past CFO for the past five years.

Alan Collier has been the Chief Executive Officer, Secretary, and a director of the Company Since March 2012.  Mr. Collier has more than twenty (20) years of experience in finance, telecommunications, and consumer products. Over the progression of his career, he has specialized in the development and financing of early stage, high growth, and acquisitive companies (public and private).  He has structured, participated in, and completed numerous transactions including mergers and acquisitions, equity and debt placements, capital restructuring, joint venture development, and channel partner procurement.  Additionally, Mr. Collier is a Senior Managing Director at Mid-Market Securities, a FINRA-registered Broker-Dealer. He is also the co-founder and a Managing Member of C2 Capital, LLC, which provides management consulting services to companies preparing to go public. Prior to joining Mid-Market Securities, Mr. Collier was a Managing Director of Mosaic Capital and co-managed its Capital Markets Group at Mosaic Capital.  He was previously a Vice President at Corporate Capital Group and Managing Director and CEO of Greenbridge Capital Group. He has held numerous board and executive positions throughout his career.  Mr. Collier holds FINRA Series 7, 24, 63, and 79 Licenses.

Michael Mann has been the Executive Vice President  of Shareholder Relations since March 2012.  Mr. Mann is the Vice President of Shareholder Relations for IPR and he brings significant related experience in business operations and corporate finance. Since 2008, Mr. Mann has served as the President and Chief Executive Officer of Hanover Portfolio Acquisitions, Inc. formerly known as Hanover Asset Management, Inc.  Immediately prior thereto, Mr. Mann was the Founder, President, and Chief Executive Officer of U.S. Debt Settlement, Inc., a company listed on the Frankfurt Stock Exchange. Mr. Mann had personally overseen the growth and development of U.S. Debt Settlement since 2003. From January 2002 to July 2003, Mr. Mann was the Chief Executive Officer of Shared Vision Capital, a boutique investment banking firm that assisted emerging companies with early seed capital and bridge loans. From October 1998 through December 2001, Mr. Mann was the Vice President of Investor Relations for JuriSearch.com, an online legal research platform. During his tenure with JuriSearch.com, Mr. Mann was directly responsible for financing for the company’s growth and development.  In addition, Mr. Mann founded and served as the president of Universal Pacific Communications, a privately owned telecommunications company. Under his leadership, Universal Pacific developed a fiber optic disaster recovery telecommunications network. Mr. Mann has held Series 62 and 63 Securities Licenses.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●

been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Code of Ethics

We do not have a code of ethics that applies to our officers, employees and directors.

Corporate Governance

The business and affairs of the company are managed under the direction of our board. We have a board consisting of one member.. In addition to the contact information in this annual report, each stockholder will be given specific information on how he/she can direct communications to the officers and our director of the corporation. All communications from stockholders are relayed to our board..

Role in Risk Oversight

Our board is primarily responsible for overseeing our risk management processes. The board receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The board focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our company are consistent with the board’s appetite for risk. While the board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company does not have a class of securities registered under the Exchange Act and therefore its directors, executive officers, and any persons holding more than ten percent of the Company’s common stock are not required to comply with Section 16 of the Exchange Act.

Item 11. Executive Compensation.

The following executives of the Company received compensation in the amounts set forth in the chart below for the fiscal years ended December 31, 2012 and 2011. No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Alan Collier, Chief Executive Officer, Interim Chief Financial Officer,	2012	$152,000	0	048,681	0	0	0	40	$200,681
Secretary, and Director	2011	$40,000	0	016,000	0	0	0	10	$56,000
Michael Mann, Vice President, Former President and Chief Executive Officer	2012	$152,000	0	048,681	0	0	0	40	$200,681
	2011	$40,000	0	016,000	0	0	0	10	$56,000

(1)  This includes deferred compensation to Mr. Collier of $0 and $110,350 for 2011 and 2012 respectively. This includes deferred compensation to Mr. Mann of $7,500 and $146,000 for 2011 and 2012 respectively.

 Outstanding Equity Awards at Fiscal Year-End Table

There were no outstanding equity awards for the year ended December 31, 2012.

Compensation of Directors

The directors will receive no compensation for serving as directors. However, IPR may reimburse its directors for any out-of-pocket cost reasonably incurred to attend a Board meeting.

Employment Agreements

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

Finally, Messrs. Collier and Mann shall receive additional compensation in the form of shares of restricted Company common stock that vest over time based upon their remaining with the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of April 16, 2013, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of April 16, 2013. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of April 16, 2013 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise specified, the address of each of the persons set forth below is care of the company at the address of: 6320 Canoga Avenue, 15th Floor Woodland Hills, CA 91367.

Name	Number of Shares Beneficially Owned (1)	Percent of Class (2)
Alan Collier 6320 Canoga Avenue, 15th Floor Woodland Hills, CA 91367	16,091,058	24.23%

Michael Mann 835 E. Lamar Blvd, 202 Arlington, TX 76011	19,024,703	28.65%

*	less than 1%
(1)	This includes shares from Mr. Collier’s 401K and minor children . This includes 308,550 shares of common stock which will issued to both Mr. Collier and Mr. Mann on June 1, 2013
(2)	Based on 66,403,824 shares of common stock outstanding as of April 13, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

There are no related party transactions in which we have engaged since January 1, 2011:

Director Independence

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;

●

the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

●

the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●

the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●

the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Mr. Alan Collier is not considered independent because he is the Company’s Chief Executive Officer.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended December 31, 2012 and 2011, we were billed approximately $46,000 and $20,100 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2012 and 2011.

Tax Fees

For the Company’s fiscal years ended December 31, 2012 and 2011, we were billed approximately $0 and $6,110 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2012 and 2011.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-	approved by our audit committee; or
-

entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees was pre-approved.  However, all of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements of this report.

(2) Financial Statement Schedule: None.

(3) Exhibits

EXHIBIT NUMBER	DESCRIPTION
2.1	Share Exchange Agreement (1)
3.1	Articles of Incorporation (2)
3.2	By-Laws (2)
3.3	Agreement and Plan of Merger (2)
3.4	Certificate of Designation
21.1	Subsidiaries
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2012.
(2)	Incorporated by reference to the registration statement filed with the Securities and Exchange Commission on September 22, 2011.

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

*

 XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this annual report or purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of April, 2013.

HANOVER PORTFOLIO ACQUISITIONS, INC.

By:	/s/Alan Collier
Alan Collier
Chief Executive Officer (Duly Authorized, Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Alan Collier	Chief Executive Officer , Interim Chief Financial Officer, Secretary and Director	April 16, 2013
Alan Collier	(Principal Executive, Financial and Accounting Officer)