Form 10-K
period 2012-12-31
Hanover Portfolio Acquisitions, Inc.
filed 2013-04-16
CIK 1528172

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Alan Collier, Chief Executive Officer, Interim Chief Financial Officer,	2012	$152,000	0	48,681	0	0	0	0	$200,681
Secretary, and Director	2011	$40,000	0	16,000	0	0	0	0	$56,000
Michael Mann, Vice President, Former President and Chief Executive Officer	2012	$152,000	0	48,681	0	0	0	0	$200,681
	2011	$40,000	0	16,000	0	0	0	0	$56,000

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