Form 10-K/A
period 2012-12-31
Hanover Portfolio Acquisitions, Inc.
filed 2013-05-03
CIK 1528172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated by Reference:  None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on April 16, 2013, is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 15. Exhibits, Financial Statement Schedules.

(3) Exhibits

EXHIBIT NUMBER	DESCRIPTION
2.1	Share Exchange Agreement (1)
3.1	Articles of Incorporation (2)
3.2	By-Laws (2)
3.3	Agreement and Plan of Merger (2)
3.4	Certificate of Designation (3)
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2012.
(2)	Incorporated by reference to the registration statement filed with the Securities and Exchange Commission on September 22, 2011.
(3)	Incorporated by reference to the annual report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2013.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 3rd day of May, 2013.

HANOVER PORTFOLIO ACQUISITIONS, INC.

By:	/s/Alan Collier
Alan Collier
Chief Executive Officer (Duly Authorized, Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Alan Collier	Chief Executive Officer , Interim Chief Financial Officer, Secretary and Director	May 3, 2013
Alan Collier	(Principal Executive, Financial and Accounting Officer)