Form 10-Q
period 2013-03-31
Hanover Portfolio Acquisitions, Inc.
filed 2013-05-20
CIK 1528172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013.

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

Yes [   ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

As of May 17, 2013, there were 68,584,214 shares of common stock, $0.001 par value issued and outstanding.

HANOVER PORTFOLIO ACQUISITIONS, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

March 31, 2013

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

Hanover Portfolio Acquisitions, Inc. and Subsidiary Consolidated Balance Sheets

	3/31/13	12/31/12
	(unaudited)
Assets
Current Assets
Cash	$32,754	$800
Total Current Assets	32,754	800

Property Plant and Equipment, net	61,678	65,301
Investment in securities	12,000	12,000
Total Assets	$106,432	$78,101
Liabilities and Shareholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$1,983,722	$1,516,600
Notes payable, net discount of $2,130 and $0	283,711	236,000
Total Current Liabilities	2,267,433	1,752,600

Notes payable, net discount of $80,456 and $0	69,544	51,656
Acquisition payable	155,000	155,000
Total Liabilities	2,491,977	1,959,256
Commitments and contingencies

Shareholders' Deficit
Common stock, $0.001 par value, 61,153,823 and 53,692,673 shares issued and outstanding	6,116	5,370
Additional paid-in capital	1,174,878	554,062
Accumulated deficit	(3,566,539)	(2,440,587)
Total Shareholders' Deficit	(2,385,545)	(1,881,155)
Total Liabilities and Shareholders' Deficit	$106,432	$78,101

See accompanying notes to consolidated financial statements.

Hanover Portfolio Acquisitions, Inc. and Subsidiary Consolidated Statement of Operations (unaudited) For the Three Months Ended March 31, 2013 and 2012

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012
Revenues, net	$-	$1,673
Operating Expenses	1,025,337	427,214
Operating Loss	(1,025,337)	(425,541)
Other Income (Expense)
Interest income	-	7
Interest expense	(100,082)	(5,250)

Loss Before Provision for Income Taxes	(1,125,419)	(430,784)

Provision for Income Taxes	533	-
Net Loss	$(1,125,952)	$(430,784)
Basic and diluted loss per common share	$(0.02)	$(0.01)
Weighted average common share outstanding - basic and diluted	47,099,804	40,472,391

See accompanying notes to consolidated financial statements.

Hanover Portfolio Acquisitions, Inc. and Subsidiary Consolidated Statement of Cash Flows (unaudited) For the Three Months Ended March 31, 2013 and 2012

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012

Cash Flows From Operating Activities
Net Loss	$(1,125,952)	$(430,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,624	12,150
Fair value of equity issued for services	471,562	67,909
Amortization of note discount and interest expense paid with common stock	67,414	-
Changes in operating assets and liabilities
Account receivable	-	3,950
Accounts payable and accrued expenses	467,121	326,457
Net Cash Used in Operating Activities	(116,231)	(20,318)

Cash Flows From Investing Activities
Cash paid for acquisition of HPA, net of cash received	-	53,048
Net Cash Provided by Investing Activities	-	53,048

Cash Flows From Financing Activities
Sale of common stock	-	10,000
Proceeds from the issuance of notes payable	150,000	-
Payment for notes payable	(1,816)	-
Net Cash Provided by Financing Activities	148,185	10,000

Net Increase (Decrease) in Cash	31,954	42,730
Cash, Beginning of Period	800	9,247
Cash, End of Period	$32,754	$51,977

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,410	$-
Cash paid for income taxes	$532	$-

See accompanying notes to consolidated financial statements.

Hanover Portfolio Acquisitions, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2012 and 2013

Note 1 – Organization and Nature of Business

Hanover Portfolio Acquisitions, Inc. (the “Company” or "HPA") operates in two business segments: 1) purchases distressed debt portfolios at a significant discount to their face value and seeks to either collect on the outstanding balances or resell some or all of the portfolios and 2) intellectual property licensing and commercialization.

Reverse Acquisition

On March 14, 2012, HPA, entered into a Share Exchange Agreement (“Agreement”) with IPR and certain of its shareholders. Under the Agreement, each participating IPR shareholder exchanged all of their issued and outstanding IPR common shares totaling 33,234,294, free and clear of all liens, and $155,000 for Company common shares of equal to 1.2342 times the number of IPR shares being transferred to the Company for a total of 41,017,766 shares. The $155,000 was not paid at closing.  The Company recorded the $155,000 as long-term liability acquisition payable, which is non-interest bearing. IPR agreed to make payments of up to 25% of the proceeds from any private placement or gross profits earned by IPR until the obligation is satisfied. The percentage of the proceeds to be paid is at the sole discretion of IPR’s Chief Executive Officer and the ex-Chief Executive Officer of the Company based on the liquidity of the Company.

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

Unaudited Interim Consolidated Financial Statements

The accompanying interim consolidated financial statements of IPR have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8 of Regulation S-X.  Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements.  The consolidated financial statements as of March 31, 2013 and 2012 are unaudited; however, in the opinion of management such interim consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the Period presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

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

Note 2 - License Agreements

Personal 3D

Effective September 1, 2011, IPR entered into a license agreement with Personal 3D, Inc. (“P3D”) to acquire the rights to market and distribute certain intellectual property in the territories of the European and Eastern European countries. The term of the license agreement was to be for the greater of the life of the provisional patents, for the technology, or twenty-one years. The term was to automatically renew for an additional one year term unless either party notified the other that it does not desire to renew the license agreement ninety days before the then-current term of the license agreement expires. The license fee to be paid by IPR was $1,000,000 and common stock of IPR in an amount that would give P3D 9.9% interest in outstanding common stock of IPR (“Share Issuance”). The Shares Issuance was to be issued on or before October 12, 2011, (actually issued on October 17, 2011 the date of incorporation of IPR). The Company paid $10,000 towards the promissory note on October 18, 2011

The unpaid balance of the note bore simple interest at a rate of 6% per annum commencing on the date of the initial payment of $10,000.

On October 14, 2012, the Company and P3D entered into an agreement to terminate the license agreement. Under the terms of the termination, P3D was required to surrender the Share Issuance and the IPR was released of its liability under the Note Payable – License Fee, which amounted to $990,000 on the date of termination.  The Company recognized a gain of $96,347 as a result of the termination of this agreement.

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

Note 3 - Notes payable

In 2012, IPR initiated a private placement for up to $1,000,000 of financing by the issuance of notes payable at a minimum of $25,000. The notes bear interest at 12% per annum and are due and payable with accrued interest one year from issuance.  Also, IPR agreed to issue 102,850 shares of its common stock for every $25,000 invested.

Under the private placement, the Company has issued a total of two notes for an aggregate principal amount of $175,000. In addition IPR issued 719,950 share of its common stock at a fair value of $3,917 as determined using a valuation performed by a third party valuation firm.  In October 2012, the two note holders agreed to extend the maturity date of the notes for a period of one year. The Company paid an extension of 175,000 shares of the Company’s common stock at a fair value of $175 as determined by a valuation performed by a third party valuation firm. As of March 31, 2013, the balance outstanding on these notes is $175,000.

In October and November 2012, the Company issued two (2) one-year promissory notes in the amounts of $25,000 and $25,000, respectively. In addition the Company issued 250,000 share of its common stock at a fair value of $250 as determined by a valuation performed by a third party valuation firm. As of March 31, 2013, the balances of these notes were $25,000 and $25,000, respectively.

These notes payable, which aggregate $225,000 as of March 31, 2013, mature as follows: $150,000 in September 2013, $50,000 in October 2013 and $25,000 in January 2013.

On January 14, 2013, the Company issued a promissory note for an aggregate principal amount of $25,000. In addition, the Company issued 125,000 shares of its common stock in connection with the issuance of the note as loan fees. These shares were valued at their issuance date fair market value and $25,000 was recorded as a note discount with the excess $12,500 recognized as a charge to interest expense upon issuance. The note carries an interest rate of 10% per annum and a maturity date of April 14, 2013 with interest due monthly in arrears.  As of March 31, 2013, the outstanding balance on the note was $25,000.

On January 14, 2013, the Company issued a promissory note for an aggregate principal amount of $25,000. In addition, the Company issued 125,000 shares of its common stock in connection with the issuance of the note as loan fees. These shares were valued at their issuance date fair market value and $25,000 was recorded as a note discount with the excess $12,500 recognized as a charge to interest expense upon issuance. The note carries an interest rate of 10% per annum and a maturity date of July 1, 2013 with interest due monthly in arrears. As of March 31, 2013, the balance of the note was $25,000.

On January 31, 2013, the Company issued a promissory note for an aggregate principal amount of $100,000. In addition, the Company issued 500,000 shares of its common stock in connection with the issuance of the note as loan fees. These shares were valued at their issuance date fair market value of $75,000, which was recorded as a note discount. The note carries an interest rate of 10% per annum and a maturity date of January 30, 2014 with interest due monthly in arrears. As of March 31, 2013 the outstanding balance of the note was $100,000.

Amortization of note discounts amounted to $67,414 during the period ended March 31, 2013.  As of March 31, 2013, there was $82,586 of note discount unamortized.

In November 2012, the Company purchased a vehicle for $64,458. The purchase was financed through a note payable for $64,458 at interest of 2.99% per annum with sixty payments of $1,060 per month. As of March 31, 2013 the balance of the note was $60,841.

As of March 31, 2013, future minimum payments due fiscal years due on notes payable are as follows:

Fiscal year
2013	$ 284,540
2014	112,720
2015	12,720
2016	12,720
Thereafter	13,141
Total	$ 435,841

Note 4- Shareholders’ Deficit

Common Stock

IPR issued 30,916,710 shares of its common stock on the date of incorporation to the founders of the corporation.

IPR has entered into consulting agreements with various consultants for service to be provided to the Company. The agreements stipulate a monthly fee and a certain number of shares that the consultant vests in over the term of the contract. The consultant is issued a prorated number of shares of common stock at the beginning of the contract, which the consultant earns over a three-month period. At the anniversary of each quarter, the consultant is issued a new allotment of common stock. In accordance with ASC 505-50 – Equity-Based Payment to Non-Employees, the common stock shares issued to the consultant are valued upon their vesting, with interim estimates of value as appropriate during the vesting period.  The shares of common stock that have vested through January 2013 were valued based on a valuation performed by an independent valuation firm as the Company had no active market for its shares prior to that time. The Company’s shares began trading in January 2013; as a result the Company will utilize market value for its stock when valuing its common stock. As of March 31, 2013, the total awards granted were 39,037,530 shares with 19,580,288 shares vested and issued and 19,457,242 shares unvested. The total expense recorded for the three months ended March 31, 2013 and 2012, was $471,562 and $67,909, respectively.

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

Through March 31, 2013, all of the Company’s revenue has been generated from our debt portfolio segment. For the three month period ended March 31, 2013, operating losses of $163,329 and $ 962,623, respectively, are contributed from our debt portfolio and intellectual property management segments.  For the three month period ended March 31, 2012, operating losses of $404,130 and $26,654, respectively, are contributed from our debt portfolio and intellectual property management segments.

Note 6 – Fair Value Measurements

The Company measures its financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. Additionally, the Company is required to provide disclosure and categorize assets and liabilities measured at fair value into one of three different levels depending on the assumptions (i.e., inputs) used in the valuation. Level 1 provides the most reliable measure of fair value while Level 3 generally requires significant management judgment. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. The fair value hierarchy is defined as follows:

Level 1 – Valuations are based on unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 – Valuations are based on quoted prices for similar assets or liabilities in active markets, or quoted prices in markets that are not active for which significant inputs are observable, either directly or indirectly.

Level 3 – Valuations are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Inputs reflect management’s best estimate of what market participants would use in valuing the asset or liability at the measurement date.

The following table summarizes fair value measurements at March 31, 2013 and December 31, 2012 for assets and liabilities measured at fair value on a recurring basis:

March 31, 2013
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$ 32,754	$ -	$ -	$ 32,754

December 31, 2012
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$ 800	$ -	$ -	$ 800

Note 7 - Subsequent Events

On April 2, 2013, the Company entered into an Acquisition Agreement (the “Acquisition Agreement”) with (i) The Aviva Companies Corporation (“Aviva”) and (ii) all of the shareholders of Aviva (the “Shareholders”) pursuant to which the Company acquired all of the outstanding shares of Aviva in exchange for the issuance of 6,000,000 shares of our common stock, par value $0.001 per share to the Shareholders (the “Share Exchange”). As a result of the Share Exchange, Aviva became a wholly-owned subsidiary of the Company.  The Company has not provided all the detailed disclosures for this transaction pursuant to ASC 805 as the transaction closed within a period of time that did not permit the Company to accurately assess and gather the required information.

Aviva is an early stage company seeking to identify, and commercialize intellectual property in healthcare and technology. Aviva works closely with inventors of IP in both the United States and Israel.

Other than in respect to the transaction, there is no material relationship among Aviva’s stockholders and any of the Company’s affiliates, directors or officers.

On April 22, 2013, the Company issued Dean Skupen 138,290 shares of common stock at a price of $0.05 per share for a bonus to the consultant for additional services.

On May 1, 2013, the Company issued Peter Hall 300,000 shares of common stock at a price of $0.05 per share in relation to the First Amendment to Independent Contractor Agreement for consulting services.

On May 10, 2013, the Company issued a promissory note for an aggregate principal amount of $25,000. In addition, the Company issued 125,000 shares of its common stock in connection with the issuance of the note as loan fees. The Note carries an interest rate of 8% per annum and a maturity date of October 10, 2013 with interest due in arrears.

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

The summary of the rights, privileges and preferences of the Series AA Super Voting Preferred Stock described above is qualified in its entirety by reference to the Certificate of Designation, a copy of which is attached as Exhibit 3.4 to the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2013 and is incorporated herein by reference.

Promissory Note - Related Party

On May 10, 2013, Hanover had issued a promissory note to an affiliate of Hanover in the amount of $25,000 for operating capital for Hanover. The promissory note accrues interest at the rate of 8% per annum, required repayment of 25% of the gross proceeds of any future funding or revenues until repaid in full and matures on October 10, 2013.  The Company issued 125,000 shares of the Company’s common stock in connection with the issuance of the promissory note.

Results of Operations

Revenues

We had no revenue for the three months ended March 31, 2013.  Our net revenue was $1,673 for the three months ended March 31, 2012. We attribute the decrease in our net revenue from the liquidation of our debt portfolio in the fourth quarter of 2012. As of March 31, 2013, there has been no revenue from the Company’s licensing and commercialization activities. We recently sold our debt portfolio and plan to acquire additional debt portfolios in the future. We believe that as we intend to acquire additional debt portfolios, as these portfolio accounts age, it is likely that our collection revenue will reduced over time. The growth of our business is dependent on successfully raising additional capital to fund our growth

Operating Expenses

Our operating expenses for the three months ended March 31, 2013 were approximately $ 1,025,000. The operating expenses related to intellectual property management were approximately $995,000, which was comprised primarily from consulting and professional fees for the development of our intellectual property management and licensing activities. Operating expenses for our debt portfolio management operations was approximately $30,000. Interest expense for our debt was approximately $100,000. Our overall operating expenses of $94,000 were for corporate overhead activities of legal and auditing services related to our public company reporting.

Liquidity and Capital Resources

Since inception and through March 31, 2013, the Company has raised $550,000 in equity and debt transactions. These funds have been used to commence the operations of the Company to acquire and begin the development of its licenses portfolio. These activities include attending trade shows, marketing our licenses and corporate development. In March 2012, the Company sold 680,000 shares at a per share price of $0.25 for an aggregate amount of $170,000 to 16 investors. We have included the $170,000 in the amount above. These funds are being used to continue the development of our license portfolio and corporate development.  Our accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these consolidated financial statements. However, the Company has incurred substantial losses, its current liabilities exceed its current assets and available cash is not sufficient to fund the expected future operation.  The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern. To reduce the risk of not being able to continue as a going concern, management has implemented its business plan to materialize revenues from it license agreements and has initiated a private placement offering to raise capital through the sale of its common stock.  Although, uncertainty exists as to whether the Company will be able generate enough cash from operations to fund the Company’s working capital needs or raise sufficient capital to meet the Company’s obligations as they become due, no adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.

Liquidity and Capital Resources

Going Concern

Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the fiscal year ended December 31, 2012 that states that our ongoing losses and lack of resources causes substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are a Smaller Reporting Company and are not required to provide the information under this item.

Item 4.	Controls and Procedures.

Disclosure of controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that as of March 31, 2013 our disclosure controls and procedures were not effective at the reasonable assurance level:

1.

We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended March 31, 2013.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in internal controls over financial reporting.

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.  Risk Factors.

We are a Smaller Reporting Company (as defined in Rule 12b-2 of the Exchange Act) and are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 1, 2013, the Company issued Rowland Hanson 308,550 shares of common stock at a price of $0.05 per share for consulting services.

On January 1, 2013, the Company issued William Scigliano 308,550 shares of common stock at a price of $0.05 per share for consulting services.

On January 1, 2013, the Company issued Ramiro Contreas 308,550 shares of common stock at a price of $0.05 per share for consulting services.

On January 2, 2013, the Company issued Eric Noveshen 500,000 shares of common stock at a price of $0.05 per share for consulting services.

On January 2, 2013, the Company issued Dr. Leonard Makowka 1,542,750 shares of common stock at a price of $0.05 per share for consulting services.

On January 14, 2013, the Company issued a promissory note for an aggregate principal amount of $25,000. In addition, the Company issued 125,000 shares of its common stock in connection with the issuance of the note as loan fees.  The Note carries an interest rate of 10% per annum and a maturity date of April 14, 2013.

On January 14, 2013, the Company issued a promissory note for an aggregate principal amount of $25,000. In addition, the Company issued 125,000 shares of its common stock in connection with the issuance of the note as loan fees.  The Note carries an interest rate of 10% per annum and a maturity date of July 1, 2013.

On January 16, 2013, the Company issued 1,200,000 shares of stock as to Hunter Marketing, LLC as consideration in the aggregate amount of $300,000 for services rendered pursuant to the terms of the Consulting Agent Agreement entered into between Hunter Marketing, LLC and the Company.

On January 31, 2013, the Company issued a promissory note for an aggregate principal amount of $100,000. In addition, the Company issued 500,000 shares of its common stock in connection with the issuance of the note as loan fees.  The Note carries an interest rate of 10% per annum and a maturity date of the January 30, 2014.

On March 1, 2013, the Company issued R. Cameron Walker 250,000 shares of common stock at a price of $0.05 per share for consulting services.

On March 1, 2013, the Company issued Michael Mann 308,550 shares of common stock at a price of $0.05 per share for consulting services.

On March 1, 2013, the Company issued Alan Collier 308,550 shares of common stock at a price of $0.05 per share for consulting services.

On March 1, 2013, the Company issued Alex Lightman 250,000 shares of common stock at a price of $0.05 per share for consulting services.

On March 1, 2013, the Company issued Eric Noveshen 250,000 shares of common stock at a price of $0.05 per share for consulting services.

On March 15, 2013, the Company issued Peter Hall 250,000 shares of common stock at a price of $0.05 per share for consulting services.

On March 15, 2013, the Company issued Donald Calabria 308,550 shares of common stock at a price of $0.05 per share for consulting services.

On March 15, 2013, the Company issued Bruce Garfield 308,550 shares of common stock at a price of $0.05 per share for consulting services.

On March 15, 2013, the Company issued Dr. Leonard Makowka 308,550 shares of common stock at a price of $0.05 per share for consulting services.

The above issuances of securities during the quarter ended March 31, 2013 were exempt from registration pursuant to Section 4(2), and/or Regulation D promulgated under the Securities Act. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Stock Options

In October 2012, the Company amended and cancelled the partial compensation due under an independent contractor agreement, stock options to purchase 1,000,000 shares of the Company’s common stock at a price of $0.25 per share and the options were to expire three years from the date of vesting and issued 3,579,180 shares of the Company’s common stock.  The Company issued 1,110,780 shares of the Company’s common stock on the effective date and the remaining 2,468,400 shares shall vest 308,550 shares per quarter for the remainder of the agreement.

In January 2013, the Company amended and cancelled the partial compensation due under an independent contractor agreement, stock options to purchase 3,000,000 shares of the Company’s common stock at a price of $0.25 per share and the options were to expire five years from the date of vesting and issued 3,000,000 shares of the Company’s common stock.  The Company issued 500,000 shares of the Company’s common stock on the effective date and the remaining 2,500,000 shares shall vest 250,000 shares per quarter for the remainder of the agreement.

The above issuances of securities during the quarter ended March 31, 2013 were exempt from registration pursuant to Section 4(2), and/or Regulation D promulgated under the Securities Act. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Item 3.  Defaults Upon Senior Securities.

As previously disclosed on the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2013:

On January 14, 2013, the Company issued a promissory note for an aggregate principal amount of $25,000. In addition, the Company issued 125,000 shares of its common stock in connection with the issuance of the note as loan fees. The Note carries an interest rate of 10% per annum and a maturity date of April 14, 2013 with interest due monthly in arrears.  As of the date hereof, the Company has not paid the remaining balance due on the maturity date.  As a result, the Company may be deemed in default and the default interest rate is 14% per annum until default is cured.

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

Item 4.  Mine Safety Disclosures.

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit Number	Exhibit Title

3.4	Series AA Super Voting Preferred Stock Certificate of Designation(1)

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase
(1) Incorporated by reference to the annual report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2013.

In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

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

Hanover Portfolio Acquisitions, Inc.

By:	/s/ Alan Collier
Alan Collier
Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

Dated:	May 20, 2013