Form 10-Q/A
period 2013-03-31
Hanover Portfolio Acquisitions, Inc.
filed 2013-06-21
CIK 1528172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the Securities and Exchange Commission on May 20, 2013, is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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
(1) Incorporated by reference to the annual report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2013.

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

Hanover Portfolio Acquisitions, Inc.

By:	/s/ Alan Collier
Alan Collier
Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

Dated:	June 21, 2013

3