Form 10-Q
period 2013-06-30
Hanover Portfolio Acquisitions, Inc.
filed 2013-08-19
CIK 1528172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013.

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

As of August 19, 2013, there were 70,935,514 shares of common stock, $0.0001 par value issued and outstanding.

HANOVER PORTFOLIO ACQUISITIONS, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

June 30, 2013

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Hanover Portfolio Acquisitions, Inc. and Subsidiary Condensed Consolidated Balance Sheets

	(Unaudited)
	6/30/2013	12/31/2012

Assets
Current Assets
Cash	$2,138	$800
Total Current Assets	2,138	800

Property Plant and Equipment, net	59,782	65,301
Investment in securities	12,000	12,000
Total Assets	$73,920	$78,101

Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$2,444,599	$1,516,600
Notes payable, net of discount of $45,632 and $0	410,730	236,000
Note payable-related party, net of discount of $83 and $0	24,917	-
Total Current Liabilities	2,880,246	1,752,600

Notes payable	54,478	51,656
Acquisition payable	155,000	155,000
Total Liabilities	3,089,724	1,959,256
Shareholders' Deficit
Series AA super voting preferred stock, $0.0001 par value, 1,000,000 authorized and 0 issued and outstanding	-	-
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value; 75,000,000 shares authorized, 70,935,514 and 53,692,673 shares issued and outstanding	7,094	5,370
Additional paid-in capital	1,183,633	554,062
Accumulated deficit	(4,206,531)	(2,440,587)
Total Shareholders' Deficit	(3,015,804)	(1,881,155)
Total Liabilities and Shareholders' Deficit	$73,920	$78,101

See accompanying notes to condensed consolidated financial statements.

Hanover Portfolio Acquisitions, Inc. and Subsidiaries Condensed Consolidated Statement of Operations (unaudited) For the Three Months and Six Months Ended June 30, 2013 and 2012

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012
Revenues, net	$-	$8,091	$-	$9,765
Operating Expenses	481,596	403,753	1.506.933	830,967
Operating Loss	(481,596)	(395,662)	(1,506,933)	(821,202)
Other Income (Expense)
Impairment expense	(101,957)	0	(101,957)	(155,000)
Interest income	4,032	4	4,032	12
Interest expense	(60,471)	(34,950)	(160,553)	(40,200)

Loss Before Provision for Income Taxes	(639,992)	(430,608)	(1,765,411)	(1,016,390)

Provision for Income Taxes	-	-	533	-
Net Loss	$(639,992)	$(430,608)	$(1,765,944)	$(1,016,390)
Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.03)	$(0.05)
Weighted average common share outstanding - basic and diluted	68,727,323	48,429,970	63,802,939	21,234,053

See accompanying notes to consolidated financial statements.

Hanover Portfolio Acquisitions, Inc. and Subsidiaries Condensed Consolidated Statement of Cash Flows (unaudited) For the Six Months Ended June 30, 2013 and 2012
	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012
Cash Flows From Operating Activities:
Net Loss	$(1,765,944)	$(1,016,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	4,862	24,054
Impairment expense	101,957	155,000
Fair value of equity issued for services	475,170	121,050
Amortization of note discount	104,410	-

Changes in operating assets and liabilities:
Account receivable	300	4,314
Prepaid expenses	-	(14,000)
Accounts payable and accrued expenses	903,656	529,814
Net Cash Used in Operating Activities	(175,589)	(196,158)

Cash Flows From Investing Activities
Net cash received in acquisition of subsidiary	3,743	53,048
Net Cash Provided by Investing Activities	3,743	53,048

Cash Flows From Financing Activities
Sale of common stock	-	145,000
Proceeds from the issuance of notes payable	175,000	-
Payment for notes payable	(1,816)	-
Net Cash Provided by Financing Activities	173,184	145,000

Net Increase (Decrease) in Cash	1,338	1,890
Cash, Beginning of Period	800	9,247
Cash, End of Period	$2,138	$11,137

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,911	$-
Cash paid for income taxes	$532	$-

Supplemental disclosure of non-cash financing and investing:

Debt acquired in acquisition	$98,150
Debt acquired in purchase of property, plant and equipment	$58,112
Acquisition payable	$155,000

See accompanying notes to condensed consolidated financial statements.

Hanover Portfolio Acquisitions, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2012 and 2013

Note 1 – Organization and Nature of Business

Hanover Portfolio Acquisitions, Inc. (the “Company” or “HPA”) operates in two business segments: 1) purchases distressed debt portfolios at a significant discount to their face value and seeks to either collect on the outstanding balances or resell some or all of the portfolios and 2) intellectual property licensing and commercialization.

Reverse Acquisition

On March 14, 2012, HPA, entered into a Share Exchange Agreement (“Agreement”) with IP Resources International (“IPR”) and certain of its shareholders. Under the Agreement, each participating IPR shareholder exchanged all of their issued and outstanding IPR common shares totaling 33,234,294, free and clear of all liens, and $155,000 for Company common shares of equal to 1.2342 times the number of IPR shares being transferred to the Company for a total of 41,017,766 shares. The $155,000 was not paid at closing.  The Company recorded the $155,000 as long-term liability acquisition payable, which is non-interest bearing. IPR agreed to make payments of up to 25% of the proceeds from any private placement or gross profits earned by IPR until the obligation is satisfied. The percentage of the proceeds to be paid is at the sole discretion of IPR’s Chief Executive Officer and the ex-Chief Executive Officer of the Company based on the liquidity of the Company.

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

The accompanying condensed consolidated financial statements are presented as IPR being the parent company and HPA as the wholly owned subsidiary with the historical financial position and results of operations being of the operations of IPR, which include the results of operations of HPA from the date of acquisition on March 14, 2012.    IPR began its operations on September 1, 2011.

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

The Aviva Companies Corporation Acquisition

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements of Hanover Portfolio Acquisition’s, Inc. have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated financial statements as of June 30, 2013 and 2012 are unaudited; however, in the opinion of management such interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the Period presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

The consolidated financial statements of the Company include the accounts of HPA, IPR and Aviva. All significant intercompany accounts and transactions are eliminated in consolidated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates.

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

Recent Accounting Standard Updates

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which amended the guidance in ASU 2011-08 to simplify the testing of indefinite-lived intangible assets other than goodwill for impairment. ASU 2012-02 becomes effective for annual and interim impairment tests performed for fiscal years beginning on or after September 15, 2012 and earlier adoption is permitted. We adopted this standard in the second quarter of fiscal year 2012. We believe adoption did not have a material effect on our financial statements.

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 220)-Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” which amends previous guidance on the disclosures about offsetting assets and liabilities on the balance sheet to clarify that the scope of this guidance applies to derivatives (including bifurcated embedded derivatives), repurchase agreements (and reverse repurchase agreements) and securities borrowing (and lending) transactions that are offset or subject to an enforceable master netting arrangement or similar agreement. The guidance becomes effective at the beginning of our fiscal 2014 and should be applied retrospectively for all comparative periods. The adoption of this update is not expected to have a significant impact on our condensed consolidated financial statements.

Note 2-Acquisition

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

The following table summarizes the estimated fair values at the date of acquisition:

Current assets	$ 4,043
Goodwill	101,957
Current liabilities	(100,000)
Total purchase consideration	$ 6,000

The purchase consideration was comprised entirely of shares of Hanover Portfolio Acquisitions, Inc. issued to the former shareholders of Aviva Companies Corporation, which were valued at $6,000 on the date of acquisition. The Company estimated the acquisition date fair value of the assets and liabilities acquired and determined there were no identifiable intangible assets acquired in the transaction.

Hanover Portfolio Acquisitions, Inc. assumed the outstanding debts of The Aviva Company Corporations and all outstanding accrued interest.  The principal balance of these notes acquired on April 2, 2013 was $75,000 with accrued interest of $21,275, see note 4.

Goodwill

The Company reviews the amounts of intangible assets for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  In the event the carrying value of the assets is not expected to be recovered, the assets are written down to their estimated fair values.

During the period ended June 30, 2013, the intangible assets acquired in the acquisition were reviewed and the Company determined them to be fully impaired, as such the Company recorded an impairment expense of  $101,957.

Goodwill as of December 31, 2012	$ -
Goodwill acquired on April 2, 2013	101,957
Impairment of Goodwill	(101,957)
Net Goodwill as of June 30, 2013	$ -

Note 3 - Intangible Assets

Personal 3D

Effective September 1, 2011, IPR entered into a license agreement with Personal 3D, Inc. (“P3D”) to acquire the rights to market and distribute certain intellectual property in the territories of the European and Eastern European countries. The term of the license agreement was to be for the greater of the life of the provisional patents, for the technology, or twenty-one years. The term was to automatically renew for an additional one year term unless either party notified the other that it does not desire to renew the license agreement ninety days before the then-current term of the license agreement expires. The license fee to be paid by IPR was $1,000,000 and common stock of IPR in an amount that would give P3D 9.9% interest in outstanding common stock of IPR (“Share Issuance”). The Shares Issuance was to be issued on or before October 12, 2011, (actually issued on October 17, 2011 the date of incorporation of IPR). The Company paid $10,000 towards the promissory note on October 18, 2011.

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

The Company’s CEO was also the CEO of P3D at the time the license agreement was executed, however he resigned from P3D prior to the execution of the license rescission agreement.

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

American Cryostem Corp.

Effective January 27, 2012, IPR entered into a License Agreement with American Cryostem Corp. ("ACSC") to acquire the rights to and to distribute certain intellectual property in China and Brazil. The term of the License Agreement shall be for one year.  The term shall automatically renew for an additional one-year term unless either party notifies the other that it does not desire to renew the License Agreement. Under the License Agreement, any distributer or sub-licensee, engaged by IPR, must pay 25% of its quarterly gross revenue. Of the 25% of quarterly gross revenue, IPR and ACSC split 50/50. In the event that IPR receives any upfront license fee from a sub-licensee, IPR is required to pay to ACSC 50% of any upfront license fee actually received. Under the terms of the agreement, IPR was not required to pay an upfront license fee.

In connection with the acquisition of Aviva Companies Corporation on April 2, 2013, the Company acquired goodwill of $101,957. The Company assessed the fair value of the Goodwill acquired in the acquisition and determined the asset to be fully impaired and recorded impairment expense of $101,957 as of June 30, 2013, see note 2.

Note 4 - Notes payable

In 2012, IPR initiated a private placement for up to $1,000,000 of financing by the issuance of notes payable at a minimum of $25,000. The notes bear interest at 12% per annum and are due and payable with accrued interest one year from issuance.  Also, IPR agreed to issue 102,850 shares of its common stock for every $25,000 invested.

Under the private placement, the Company has issued a total of two notes for an aggregate principal amount of $175,000. In addition IPR issued 719,950 share of its common stock at a fair value of $3,917 as determined using a valuation performed by a third party valuation firm.  In October 2012, the two note holders agreed to extend the maturity date of the notes for a period of one year. The Company paid an extension of 175,000 shares of the Company’s common stock at a fair value of $175 as determined by a valuation performed by a third party valuation firm. As of June 30, 2013, the balance outstanding on these notes is $175,000.

In October and November 2012, the Company issued two (2) promissory notes in the amounts of $25,000 and $25,000, respectively. In addition the Company issued 250,000 share of its common stock at a fair value of $250 as determined by a valuation performed by a third party valuation firm. As of June 30, 2013, the balances of these notes were $25,000 and $25,000, respectively.

These notes payable, which aggregate $225,000 as of June 30, 2013, mature as follows: $150,000 in September 2013, $50,000 in October 2013 and $25,000 in January 2013. The note which matured in January 2013 remains outstanding as of June 30, 2013.

In November 2012, the Company purchased a vehicle for $64,458. The purchase was financed through a note payable for $64,458 at interest of 2.99% per annum with sixty payments of $1,060 per month. As of June 30, 2013 the balance of the note was $60,840.

On January 14, 2013, the Company issued a promissory note for an aggregate principal amount of $25,000. In addition, the Company issued 125,000 shares of its common stock in connection with the issuance of the note as loan fees. These shares were valued at their issuance date fair market value and $25,000 was recorded as a note discount with the excess $12,500 recognized as a charge to interest expense upon issuance. The note carries an interest rate of 10% per annum and a maturity date of April 14, 2013 with interest due monthly in arrears.  As of June 30, 2013, the outstanding balance on the note was $25,000

On January 14, 2013, the Company issued a promissory note for an aggregate principal amount of $25,000. In addition, the Company issued 125,000 shares of its common stock in connection with the issuance of the note as loan fees. These shares were valued at their issuance date fair market value and $25,000 was recorded as a note discount with the excess $12,500 recognized as a charge to interest expense upon issuance. The note carries an interest rate of 10% per annum and a maturity date of July 1, 2013 with interest due monthly in arrears. As of June 30, 2013, the balance of the note was $25,000.

On January 31, 2013, the Company issued a promissory note for an aggregate principal amount of $100,000. In addition, the Company issued 500,000 shares of its common stock in connection with the issuance of the note as loan fees. These shares were valued at their issuance date fair market value of $75,000, which was recorded as a note discount. The note carries an interest rate of 10% per annum and a maturity date of January 30, 2014 with interest due monthly in arrears. As of June 30, 2013 the outstanding balance of the note was $100,000.

In connection with acquisition of Aviva Companies Corporation on April 2, 2013, the Company assumed a note payable for an aggregate principal amount of $25,000 and accrued interest of $1,042 as of April 2, 2013.  The note accrues interest of 10% per annum and matured on May 1, 2013 however remains outstanding as of June 30, 2013 accruing interest. As of June 30, 2013 the outstanding balance of the note was $25,000.

In connection with acquisition of Aviva Companies Corporation on April 2, 2013, the Company acquired a note payable for an aggregate principal amount of $50,000 and accrued interest of $20,233 as of April 2, 2013. The note accrued interest of 10% per annum and matured on May 1, 2013, however remains outstanding as of June 30, 2013 accruing interest. As of June 30, 2013 the outstanding balance on the note was $50,000.

Promissory Note - Related Party

On May 10, 2013, the Company issued a promissory note to an affiliate for an aggregate principal amount of $25,000. In addition, the Company issued 125,000 shares of its common stock in connection with the issuance of the note as loan fees. The Note carries an interest rate of 8% per annum and a maturity date of October 10, 2013 with interest due in arrears.  A note discount of $125 was recorded on date of issuance.  As of June 30, 2013 the outstanding balance on the note was $25,000.

Amortization of note discounts amounted to $84,635 during the period ended June 30, 2013.  As of June 30, 2013, there was $45,715 of note discount unamortized.

As of June 30, 2013, future minimum payments due fiscal years due on notes payable are as follows:

Fiscal Year
2013	$ 481,362
2014	12,720
2015	12,720
2016	12,720
2017	12,720
Thereafter	158,598
$ 690,840

Note 5- Shareholders’ Deficit

Common Stock

The Company has entered into consulting agreements with various consultants for service to be provided to the Company. The agreements stipulate a monthly fee and a certain number of shares that the consultant vests in over the term of the contract. The consultant is issued a prorated number of shares of common stock at the beginning of the contract, which the consultant earns over a three-month period. At the anniversary of each quarter, the consultant is issued a new allotment of common stock. In accordance with ASC 505-50 – Equity-Based Payment to Non-Employees, the common stock shares issued to the consultant are valued upon their vesting, with interim estimates of value as appropriate during the vesting period.  The shares of common stock that have vested through January 2013 were valued based on a valuation performed by an independent valuation firm as the Company had no active market for its shares prior to that time. The Company’s shares began trading in January 2013; as a result the Company  utilized market value for its stock when valuing its common stock for the three months ended March 31, 2013. During the second quarter of 2013, the Company revalued the shares based on low trading volume to $0.001. As of June 30, 2013, the total awards granted were 42,694,220 shares with 22,536,255 shares vested and issued and 20,157,965 shares unvested. The total expense recorded for the six months ended June 30, 2013 and 2012, was $475,170 and $121,050, respectively.

Series AA Preferred Shares

On February 22, 2013, the Board of Directors of the Company authorized an amendment to the Company’s Articles of Incorporation, as amended (the “Articles of Incorporation”), in the form of a Certificate of Designation that authorized  the issuance of up to one million (1,000,000) shares of a new series of preferred stock, par value $0.001 per share, designated “Series AA Super Voting Preferred Stock,” for which the board of directors established the rights, preferences and limitations thereof.

Each holder of outstanding shares of Series AA Super Voting Preferred Stock shall be entitled to one hundred thousand (100,000) votes for each share of Series AA Super Voting Preferred Stock held on the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company.  As of June 30, 2013, there were no shares of Series AA Preferred stock outstanding.

Note 6 – Segment Information

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

Through June 30, 2013, all of the Company’s revenue has been generated from our debt portfolio segment.

For the three and six months ended June 30, 2013, net revenues of $0 were contributed from our debt portfolio segment. For the three months ended June 30, 2013, the Company’s operating loss of $639,992  was  contributed  by  the  intellectual  property  management  for  approximately $488,322 and the  debt  portfolio management for approximately $151,670, respectively.  For the six months ended June 30, 2012, the Company’s operating loss of approximately $1,765,944 was contributed by the intellectual property management for approximately $1,450,945 and the debt portfolio management for approximately $314, respectively.

For the three and six months ended June 30, 2012, net revenues of $8,091 and $9,765, respectively are contributed from our debt portfolio segment. For the three months ended June 30, 2012, the Company’s operating loss of $431,000  was  contributed  by  the  intellectual  property  management  for  approximately $345,000, the  debt  portfolio management for approximately $46,000 and corporate overhead for approximately $40,000, respectively.  For the six months ended June 30, 2012, the Company’s operating loss of approximately $1,016,000 was contributed by the intellectual property management for approximately $752,000, the debt portfolio management for approximately $54,000 and corporate overhead for approximately $210,000, respectively.

Note 7 – Fair Value Measurements

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

The following table summarizes fair value measurements at June 30, 2013 and December 31, 2012 for assets and liabilities measured at fair value on a recurring basis:

June 30, 2013
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$ 2,138	$ -	$ -	$ 2,138

December 31, 2012
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$ 800	$ -	$ -	$ 800

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The accompanying condensed consolidated financial statements are presented as IPR being the parent company and HPA as the wholly owned subsidiary with the historical financial position and results of operation being of the operations of IPR including the results of operations of HPA from the date of acquisition March 14, 2012.  IPR began its operations on September 1, 2011, and formed as a legal entity on October 17, 2011.  As a result of this transaction, the Company will also operate as an intellectual property licensing and commercialization firm.  IPR believes that its primary markets will include Asia, Brazil, and Europe. As of the date of the acquisition, the sole director and officer and significant shareholder of HPA was a significant shareholder of IPR. Given the relationship, the transaction is considered not to be an arm's length transaction and a step-up in the basis of the assets and liabilities acquired is precluded, as the transfer of assets and liabilities has not been affected. The Company has recorded the acquisition and issuance of 4,557,545 shares of its common stock at a value of $60,167 the historical cost basis of HPA as of the date of the transaction.

Acquisition

On April 2, 2013, the Company entered into an Acquisition Agreement (the “Acquisition Agreement”) with (i) The Aviva Companies Corporation (“Aviva”) and (ii) all of the shareholders of Aviva (the “Shareholders”) pursuant to which the Company acquired all of the outstanding shares of Aviva in exchange for the issuance of 6,000,000 shares of our common stock, par value $0.0001 per share to the Shareholders (the “Share Exchange”). As a result of the Share Exchange, Aviva became a wholly-owned subsidiary of the Company.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP). In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosure of contingent assets and liabilities. In some cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss further below.

Use of estimates

In the opinion of management, the accompanying condensed consolidated balance sheets and related interim statements of operations, cash flows, and shareholders' deficit include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. The significant estimates were made for the fair value of common stock issued for services and depreciation and amortization of our long-lived assets. Actual results and outcomes may differ from management's estimates and assumptions.

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

Recently Issued Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which amended the guidance in ASU 2011-08 to simplify the testing of indefinite-lived intangible assets other than goodwill for impairment. ASU 2012-02 becomes effective for annual and interim impairment tests performed for fiscal years beginning on or after September 15, 2012 and earlier adoption is permitted. We adopted this standard in the second quarter of fiscal year 2012. We believe adoption did not have a material effect on our financial statements.

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 220)-Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” which amends previous guidance on the disclosures about offsetting assets and liabilities on the balance sheet to clarify that the scope of this guidance applies to derivatives (including bifurcated embedded derivatives), repurchase agreements (and reverse repurchase agreements) and securities borrowing (and lending) transactions that are offset or subject to an enforceable master netting arrangement or similar agreement. The guidance becomes effective at the beginning of our fiscal 2014 and should be applied retrospectively for all comparative periods. The adoption of this update is not expected to have a significant impact on our condensed consolidated financial statements.

Results of Operations

Revenues

We had no revenue for the six months ended June 30, 2013.  Our net revenue was $8,091for the six months ended June 30, 2012. We attribute the decrease in our net revenue from the liquidation of our debt portfolio in the fourth quarter of 2012. As of June 30, 2013, there has been no revenue from the Company’s licensing and commercialization activities. We recently sold our debt portfolio and plan to acquire additional debt portfolios in the future. We believe that as we intend to acquire additional debt portfolios, as these portfolio accounts age, it is likely that our collection revenue will reduced over time. The growth of our business is dependent on successfully raising additional capital to fund our growth

Operating Expenses

Our operating expenses for the three months ended June 30, 2013 were approximately $482,000. The operating expenses related to intellectual property management were approximately $303,000, which was comprised primarily from consulting and professional fees for the development of our intellectual property management and licensing activities. Operating expenses for our debt portfolio management operations was approximately $179,000. Interest expenses for our debt were approximately $60,000. Our overall operating expenses of $90,000 were for corporate overhead activities of legal and auditing services related to our public company reporting.

Our operating expenses for the six months ended June 30, 2013 were approximately $1,507.000. The operating expenses related to intellectual property management were approximately $1,298,000, which was comprised primarily from consulting and professional fees for the development of our intellectual property management and licensing activities. Operating expenses for our debt portfolio management operations was approximately $209,000. Interest expenses for our debt was approximately $161,000.  Our overall operating expenses of approximately $121,000 were for corporate overhead activities of legal and auditing services related to our public company reporting.

Liquidity and Capital Resources

Since inception and through June 30, 2013, the Company has raised $645,000 in equity and debt transactions. These funds have been used to commence the operations of the Company to acquire and begin the development of its licenses portfolio. These activities include attending trade shows, marketing our licenses and corporate development. In March 2012, the Company sold 680,000 shares at a per share price of $0.25 for an aggregate amount of $170,000 to 16 investors. We have included the $170,000 in the amount above. These funds have been used to continue the development of our license portfolio and corporate development.  Our accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these condensed consolidated financial statements. However, the Company has incurred substantial losses, has acquired additional debt with acquisition of $75,000 which was due and payable as of June, 30, 2013, its current liabilities exceed its current assets and available cash is not sufficient to fund the expected future operation.  The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern. To reduce the risk of not being able to continue as a going concern, management has implemented its business plan to materialize revenues from it license agreements and has initiated a private placement offering to raise capital through the sale of its common stock.  Although, uncertainty exists as to whether the Company will be able generate enough cash from operations to fund the Company’s working capital needs or raise sufficient capital to meet the Company’s obligations as they become due, no adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.

Liquidity and Capital Resources

Going Concern

Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the fiscal year ended December 31, 2012 that states that our ongoing losses and lack of resources causes substantial doubt about our ability to continue as a going concern.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which amended the guidance in ASU 2011-08 to simplify the testing of indefinite-lived intangible assets other than goodwill for impairment. ASU 2012-02 becomes effective for annual and interim impairment tests performed for fiscal years beginning on or after September 15, 2012 and earlier adoption is permitted. We adopted this standard in the second quarter of fiscal year 2012. We believe adoption did not have a material effect on our financial statements.

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 220)-Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” which amends previous guidance on the disclosures about offsetting assets and liabilities on the balance sheet to clarify that the scope of this guidance applies to derivatives (including bifurcated embedded derivatives), repurchase agreements (and reverse repurchase agreements) and securities borrowing (and lending) transactions that are offset or subject to an enforceable master netting arrangement or similar agreement. The guidance becomes effective at the beginning of our fiscal 2014 and should be applied retrospectively for all comparative periods. The adoption of this update is not expected to have a significant impact on our condensed consolidated financial statements.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that as of June 30, 2013 our disclosure controls and procedures were not effective at the reasonable assurance level:

1.

We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended June 30, 2013.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On April 1, 2013, the Company issued Rowland Hanson 308,550 shares of common stock at a price of $0.05 per share for consulting services.

On April 1, 2013, the Company issued Ramiro Contreras 308,550 shares of common stock at a price of $0.05 per share for consulting services.

On April 22, 2013, the Company issued Dean Skupen 138,290 shares of common stock at a price of $0.05 per share for a bonus to the consultant for additional services.

On May 1, 2013, the Company issued Peter Hall 300,000 shares of common stock at a price of $0.05 per share in relation to the First Amendment to Independent Contractor Agreement for consulting services.

On May 10, 2013, the Company issued Peter Hall 125,000 shares of common stock at a price of $0.05 per share in relation to the Promissory Note between the parties.

On June 1, 2013, the Company issued Michael Mann 308,550 shares of common stock at a price of $0.05 per share for consulting services.

On June 1, 2013, the Company issued Alan Collier 308,550 shares of common stock at a price of $0.05 per share for consulting services.

On June 1, 2013, the Company issued Alex Lightman 250,000 shares of common stock at a price of $0.05 per share for consulting services.

On June 1, 2013, the Company issued Eric Noveshen 250,000 shares of common stock at a price of $0.05 per share for consulting services.

On June 1, 2013, the Company issued R. Cameron Walker 250,000 shares of common stock at a price of $0.05 per share for consulting services.

On June 15, 2013, the Company issued Peter Hall 308,550 shares of common stock at a price of $0.05 per share for consulting services.

On June 15, 2013, the Company issued Donald Calabria 308,550 shares of common stock at a price of $0.05 per share for consulting services.

On June 15, 2013, the Company issued Bruce Garfield 308,550 shares of common stock at a price of $0.05 per share for consulting services.

On June 15, 2013, the Company issued Dr. Leonard Makowka 308,550 shares of common stock at a price of $0.05 per share for consulting services.

The above issuances of securities during the six months ended June 30, 2013 were exempt from registration pursuant to Section 4(2), and/or Regulation D promulgated under the Securities Act. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Item 3.  Defaults Upon Senior Securities.

None

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

Hanover Portfolio Acquisitions, Inc.

By:	/s/ Alan Collier
Alan Collier
Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

Dated:	August 19, 2013