Form 10-Q/A
period 2013-06-30
Hanover Portfolio Acquisitions, Inc.
filed 2013-08-28
CIK 1528172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

 EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the Securities and Exchange Commission on August 19, 2013, is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

Hanover Portfolio Acquisitions, Inc.

By:	/s/ Alan Collier
Alan Collier
Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

Dated:	August 28, 2013

3