Form 10-Q
period 2013-09-30
Hanover Portfolio Acquisitions, Inc.
filed 2013-12-18
CIK 1528172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013.

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

As of December 15, 2013, there were 83,197,314 shares of common stock, $0.0001 par value issued and outstanding.

HANOVER PORTFOLIO ACQUISITIONS, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

September 30, 2013

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Hanover Portfolio Acquisitions, Inc. and Subsidiaries Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30, 2013	December 31, 2012

Assets
Current Assets
Cash	$1,208	$800
Total Current Assets	1,208	800

Property Plant and Equipment, net	50,688	65,301
Investment in securities	12,000	12,000
Total Assets	$63,896	$78,101

Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$2,833,523	$1,516,600
Notes payable, net of discount of $24,491 and $0	478,177	236,000
Note payable-related party, net of discount of $8 and $0	16,980	-
Total Current Liabilities	3,328,680	1,752,600

Notes payable	43,188	51,656
Acquisition payable	155,000	155,000
Total Liabilities	3,526,868	1,959,256
Shareholders' Deficit
Series AA super voting preferred stock, $0.0001 par value, 1,000,000 authorized and 0 issued and outstanding	-	-
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value; 250,000,000 shares authorized, 75,828,913 and 53,692,673 shares issued and outstanding	7,583	5,370
Additional paid-in capital	1,188,372	554,062
Accumulated deficit	(4,658,927)	(2,440,587)
Total Shareholders’ Deficit	(3,462,972)	(1,881,155)
Total Liabilities and Shareholders’ Deficit	$63,896	$78,101

See accompanying notes to condensed consolidated financial statements.

Hanover Portfolio Acquisitions, Inc. and Subsidiaries Condensed Consolidated Statement of Operations (unaudited) For the Three Months and Nine Months Ended September 30, 2013 and 2012

	For the Three Months Ended September 30, 2013	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012
Revenues, net	$-	$7,161	$-	$16,926
Operating Expenses	427,819	379,801	1,934,752	1,210,768
Operating Loss	(427,819)	(372,640)	(1,934,752)	(1,193,842)
Other Income (Expense)
Impairment expense	-	-	(101,957)	(155,000)
Interest income	142	-	4,174	11
Interest expense	(24,720)	(20,259)	(185,273)	(60,459)

Loss Before Provision for Income Taxes	(452,397)	(392,899)	(2,217,808)	(1,409,290)

Provision for Income Taxes	-	-	532	-
Net Loss	$(452,397)	$(392,899)	$(2,218,340)	$(1,409,290)
Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.03)	$(0.03)
Weighted average common share outstanding - basic and diluted	73,059,691	51,150,496	66,938,685	46,681,067

See accompanying notes to consolidated financial statements.

Hanover Portfolio Acquisitions, Inc. and Subsidiaries Condensed Consolidated Statement of Cash Flows (unaudited) For the Nine Months Ended September 30, 2013 and 2012
	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012
Cash Flows From Operating Activities:
Net Loss	$(2,218,340)	(1,409,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	14,369	36,891
Impairment expense	101,957	-
Fair value of equity issued for services	480,048	178,897
Acquisition expense	-	155,000
Amortization of note discount, net	(131,992)	-

Changes in operating assets and liabilities:
Account receivable		2,918
Prepaid expenses		(14,000)
Accounts payable and accrued expenses	1,286,223	820,387
Net Cash Used in Operating Activities	(203,751)	(229,197)

Cash Flows From Investing Activities
Purchase of property, plant and equipment	244	-
Net cash received in acquisition of subsidiary	3,743	53,048
Net Cash Provided by Investing Activities	3,987	53,048

Cash Flows From Financing Activities
Sale of common stock	-	170,000
Proceeds from the issuance of notes payable	185,000	-
Proceeds from the issuance of notes payable - related party	25,000	-
Payment for notes payable – related party	(8,012)
Payment for notes payable	(1,816)
Net Cash Provided by Financing Activities	200,172	170,000

Net Increase (Decrease) in Cash	408	(6,149)
Cash, Beginning of Period	800	9,247
Cash, End of Period	$1,208	$3,098

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing and investing:

Debt acquired in acquisition	$98,150	-
Debt acquired in purchase of property, plant and equipment	$58,112	-
Acquisition payable	$155,000	155,000

See accompanying notes to condensed consolidated financial statements.

Hanover Portfolio Acquisitions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2012 and 2013

Note 1 - Organization and Nature of Business

Hanover Portfolio Acquisitions, Inc. and Subsidiaries (the “Company” or “HPA”) operates in two business segments: 1) purchases distressed debt portfolios at a significant discount to their face value and seeks to either collect on the outstanding balances or resell some or all of the portfolios and 2) intellectual property licensing and commercialization.

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements of Hanover Portfolio Acquisition’s, Inc. and Subsidiaries have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated financial statements as of September 30,2013 and 2012 are unaudited; however, in the opinion of management such interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the Period presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

The consolidated financial statements of the Company include the accounts of HPA, IPR as of March 14, 2013 and Aviva as of April 2, 2013. All significant intercompany accounts and transactions are eliminated in consolidated.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates.

Liquidity

To reduce the risk of not being able to continue as a going concern, management has implemented its business plan to materialize revenues from it license agreements, has initiated a private placement offering to raise capital through the sale of its common stock and is seeking out profitable companies.  Although, uncertainty exists as to whether the Company will be able generate enough cash from operations to fund the Company’s working capital needs or raise sufficient capital to meet the Company’s obligations as they become due, no adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.

Recent Accounting Standard Updates

The Company is not aware of any recently issued accounting pronouncements that when adopted will have a material effect on the Company’s financial position or result of its operations.

Note 2 - Acquisition

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

The purchase consideration was comprised entirely of shares of Hanover Portfolio Acquisitions, Inc. and Subsidiaries issued to the former shareholders of Aviva Companies Corporation, which were valued at $6,000 on the date of acquisition.

Hanover Portfolio Acquisitions, Inc. and Subsidiaries assumed the outstanding debts of The Aviva Company Corporations and all outstanding accrued interest.  The principal balance of these notes acquired on April 2, 2013 was $75,000 with accrued interest of $21,275, see note 4.

Goodwill

The Company reviews the amounts of intangible assets for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  In the event the carrying value of the assets is not expected to be recovered, the assets are written down to their estimated fair values.

During the period ended September 30, 2013, the intangible assets acquired in the acquisition were reviewed and the Company determined them to be fully impaired, as such the Company recorded an impairment expense of $101,957.

Goodwill as of December 31, 2012	$ -
Goodwill acquired on April 2, 2013	101,957
Impairment of Goodwill	(101,957)
Net Goodwill as of September 30, 2013	$ -

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

The Company’s CEO was also the CEO of P3D at the time the license agreement was executed; however he resigned from P3D prior to the execution of the license rescission agreement.

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

Aviva Companies Corporation Acquisition

In connection with the acquisition of Aviva Companies Corporation on April 2, 2013, the Company acquired goodwill of $101,957. The Company assessed the fair value of the Goodwill acquired in the acquisition and determined the asset to be fully impaired and recorded impairment expense of $101,957 as of September 30,2013, see note 2.

Note 4 - Notes payable

In 2012, IPR initiated a private placement for up to $1,000,000 of financing by the issuance of notes payable at a minimum of $25,000. The notes bear interest at 12% per annum and are due and payable with accrued interest one year from issuance.  Also, IPR agreed to issue 102,850 shares of its common stock for every $25,000 invested.

Under the private placement, the Company has issued a total of two notes for an aggregate principal amount of $175,000. In addition IPR issued 719,950 share of its common stock at a fair value of $3,917 as determined using a valuation performed by a third party valuation firm.  In October 2012, the two note holders agreed to extend the maturity date of the notes for a period of one year. The Company paid an extension of 175,000 shares of the Company’s common stock at a fair value of $175 as determined by a valuation performed by a third party valuation firm. As of September 30, 2013, the balance outstanding on these notes is $175,000.

In October and November 2012, the Company issued two (2) promissory notes in the amounts of $25,000 and $25,000, respectively. In addition the Company issued 250,000 share of its common stock at a fair value of $250 as determined by a valuation performed by a third party valuation firm. As of September 30, 2013, the balances of these notes were $25,000 and $25,000, respectively.

These notes payable, which aggregate $225,000 as of September 30, 2013, mature as follows: $150,000 in September 2013, $50,000 in October 2013 and $25,000 in January 2013. The note which matured in January 2013 remains outstanding as of September 30, 2013.

In November 2012, the Company purchased a vehicle for $64,458. The purchase was financed through a note payable for $64,458 at interest of 2.99% per annum with sixty payments of $1,060 per month. As of September 30, 2013 the balance of the note was $60,840.

On January 14, 2013, the Company issued a promissory note for an aggregate principal amount of $25,000. In addition, the Company issued 125,000 shares of its common stock in connection with the issuance of the note as loan fees. These shares were valued at their issuance date fair market value and $25,000 was recorded as a note discount with the excess $12,500 recognized as a charge to interest expense upon issuance. The note carries an interest rate of 10% per annum and a maturity date of April 14, 2013 with interest due monthly in arrears.  As of September 30, 2013, the outstanding balance on the note was $25,000 and no interest has been paid to date.

On January 14, 2013, the Company issued a promissory note for an aggregate principal amount of $25,000. In addition, the Company issued 125,000 shares of its common stock in connection with the issuance of the note as loan fees. These shares were valued at their issuance date fair market value and $25,000 was recorded as a note discount with the excess $12,500 recognized as a charge to interest expense upon issuance. The note carries an interest rate of 10% per annum and a maturity date of July 1, 2013 with interest due monthly in arrears. As of September 30, 2013, the balance of the note was $25,000 and no interest has been paid to date.

On January 31, 2013, the Company issued a promissory note for an aggregate principal amount of $100,000. In addition, the Company issued 500,000 shares of its common stock in connection with the issuance of the note as loan fees. These shares were valued at their issuance date fair market value of $75,000, which was recorded as a note discount. The note carries an interest rate of 10% per annum and a maturity date of January 30, 2014 with interest due monthly in arrears. As of September 30, 2013 the outstanding balance of the note was $100,000 and no interest has been paid to date.

In connection with acquisition of Aviva Companies Corporation on April 2, 2013, the Company assumed a note payable for an aggregate principal amount of $25,000 and accrued interest of $1,042 as of April 2, 2013.  The note accrues interest of 10% per annum and matured on May 1, 2013 however remains outstanding as of September 30, 2013 accruing interest. As of September 30, 2013 the outstanding balance of the note was $25,000.

In connection with acquisition of Aviva Companies Corporation on April 2, 2013, the Company acquired a note payable for an aggregate principal amount of $50,000 and accrued interest of $20,233 as of April 2, 2013. The note accrued interest of 10% per annum and matured on May 1, 2013, however remains outstanding as of September 30, 2013 accruing interest. As of September 30, 2013 the outstanding balance on the note was $50,000.

On August 30, 2013, the Company issued a promissory note for an aggregate principal amount of $25,000. In addition, the Company issued 125,000 shares of its common stock in connection with the issuance of the note as loan fees. These shares were valued at their issuance date fair market value of $125, which was recorded as a note discount. The note carries an interest rate of 10% per annum, however, during the continuance of any event of default, the Interest rate shall be increased to fourteen (14%) percent per annum. The interest shall be payable in arrears on the maturity date.. The maturity date of the note is the earlier of July 1, 2014 or the closing of a “Qualified Financing”, an equity financing for gross proceeds of not less than $5,000,000. As of September 30, 2013 the outstanding balance of the note was $25,000.

On September 25, 2013, the Company issued a promissory note for an aggregate principal amount of $10,000. In addition, the Company issued 50,000 shares of its common stock in connection with the issuance of the note as loan fees. These shares were valued at their issuance date fair market value of $50, which was recorded as a note discount. The note carries an interest rate of 10% per annum, however, during the continuance of any event of default, the Interest rate shall be increased to fourteen (14%) percent per annum. The interest shall be payable in arrears on the maturity date.. The maturity date of the note is the earlier of July 1, 2014 or the closing of a “Qualified Financing”, an equity financing for gross proceeds of not less than $5,000,000.  As of September 30, 2013 the outstanding balance of the note was $10,000.

Promissory Note - Related Party

On May 10, 2013, the Company issued a promissory note to an affiliate for an aggregate principal amount of $25,000. In addition, the Company issued 125,000 shares of its common stock in connection with the issuance of the note as loan fees. The Note carries an interest rate of 8% per annum and a maturity date of October 10, 2013 with interest due in arrears.  A note discount of $125 was recorded on date of issuance.  As of September 30, 2013 the outstanding balance on the note was $16,988.

Amortization of note discounts amounted to $103,566 during the period ended September 30, 2013.  As of September 30, 2013, there was $24,491 of note discount unamortized.

As of September 30, 2013, future minimum payments due fiscal years due on notes payable are as follows:

Fiscal Year
2014	$ 524,000
2015	12,000
2016	12,000
2017	12,000
2018	158,000
$ 718,000

Note 5- Shareholders’ Deficit

Common Stock

The Company has entered into consulting agreements with various consultants for service to be provided to the Company. The agreements stipulate a monthly fee and a certain number of shares that the consultant vests in over the term of the contract. The consultant is issued a prorated number of shares of common stock at the beginning of the contract, which the consultant earns over a three-month period. At the anniversary of each quarter, the consultant is issued a new allotment of common stock. In accordance with ASC 505-50 – Equity-Based Payment to Non-Employees, the common stock shares issued to the consultant are valued upon their vesting, with interim estimates of value as appropriate during the vesting period.  The shares of common stock that have vested through January 2013 were valued based on a valuation performed by an independent valuation firm as the Company had no active market for its shares prior to that time. The Company’s shares began trading in January 2013; as a result the Company utilized market value for its stock when valuing its common stock for the three months ended March 31, 2013. During the second quarter of 2013, the Company revalued the shares based on low trading volume to $0.001. As of September 30, 2013, the total awards granted were 47,412,620_ shares with 27,657,197 shares vested and issued and 19,755,423 shares unvested. The total expense recorded for the Nine Months Ended September 30, 2013 and 2012, was $479,639 and $178,897, respectively.  On June 18, 2013, Hanover Portfolio Acquisitions, Inc. (the "Company") received written consents in lieu of a meeting of stockholders from holders of a majority of the shares of Common Stock representing in excess of 50% of the total issued and outstanding shares of voting stock of the Company approving an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock, from 75,000,000 shares to 250,000,000 shares.  The increase in authorized shares was effected pursuant to a Certificate of Amendment (the “Certificate of Amendment”), filed with the Secretary of State of Delaware on September 20, 2013, and a Certificate of Correction to the of Certificate of Amendment (the “Certificate of Correction”, together with the Certificate of Amendment, the “Certificates”), filed with the Secretary of State of the State of Delaware on September 26, 2013 to correctly state the par value of the Company’s Common Stock as $0.0001 per share.  Definitive confirmation of the filing of the Certificates was received on October 10, 2013.

Series AA Preferred Shares

On February 22, 2013, the Board of Directors of the Company authorized an amendment to the Company’s Articles of Incorporation, as amended (the “Articles of Incorporation”), in the form of a Certificate of Designation that authorized  the issuance of up to one million (1,000,000) shares of a new series of preferred stock, par value $0.0001 per share, designated “Series AA Super Voting Preferred Stock,” for which the board of directors established the rights, preferences and limitations thereof.

Each holder of outstanding shares of Series AA Super Voting Preferred Stock shall be entitled to one hundred thousand (100,000) votes for each share of Series AA Super Voting Preferred Stock held on the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company.  As of September 30, 2013, there were no shares of Series AA Preferred stock outstanding.

Note 6 - Segment Information

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

Through September 30, 2013, all of the Company’s revenue has been generated from our debt portfolio segment.

For the three and Nine Months Ended September 30, 2013, net revenues of $0 were contributed from our debt portfolio segment. For the three months ended September 30, 2013, the Company’s operating loss of approximately $428,000 was contributed by the intellectual property management for approximately $327,000 and the debt portfolio management for approximately $101,000, respectively.  For the Nine Months Ended September 30, 2013, the Company’s operating loss of approximately $1,935,000 was contributed by the intellectual property management for approximately $1,639,000 and the debt portfolio management for approximately $296,000 respectively.

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

Note 7 - Fair Value Measurements

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

The following table summarizes fair value measurements at September 30, 2013 and December 31, 2012 for assets and liabilities measured at fair value on a recurring basis:

September 30, 2013
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$ 1,208	$ -	$ -	$ 1,208

December 31, 2012
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$ 800	$ -	$ -	$ 800

Note 8 - Subsequent Events

November 16, 2013, the Company entered into an Acquisition Agreement (the “Acquisition Agreement”) with (i) WeHealAnimals, Inc. (“WHA”) and (ii) the sole shareholder of WHA (the “Shareholders”) pursuant to which the Company acquired all of the outstanding shares of WHA in exchange for the issuance of 300,000 shares of our common stock, par value $0.0001 per share and a promissory note for $96,000 to the Shareholder (the “Exchange”). As a result of the Exchange, WHA became a wholly-owned subsidiary of the Company.  The Company has not provided all the detailed disclosures for this transaction pursuant to ASC 805 as the transaction closed within a period of time that did not permit the Company to accurately assess and gather the required information.

On October 1, 2013, the Company issued Alan Collier 1,000 shares of Series AA Super Voting Preferred Stock.

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

Overview

Hanover Portfolio Acquisitions, Inc. and Subsidiaries (the “Company” or “HPA”) is comprised of two business segments: (1) a debt portfolio management company and (2) an intellectual property management and commercialization company.

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

Our intellectual property management and commercialization segment is operated through our wholly-owned subsidiary, IP Resources International, Inc. (“IPR”).  IPR focuses primarily on licensing various commercially desirable technologies and patents from companies that need operating capital or that need help commercializing their technology and sublicense such technology in designated territories, which are primarily outside the United States.  This segment acquires exclusive licenses for marketable technology normally without the payment of any upfront license fee to the licensor and thereafter, to sub-license the technology in the designated foreign markets, primarily Asia, Europe, and Brazil.  Our results depend upon our ability to locate available, licensable, and readily marketable technology, to negotiate favorable licenses for such technology, and to sub-license the technology in the designated markets at a sufficient level of volume in an effort to generate maximum revenues..

Going Concern

Our independent registered auditors included an explanatory paragraph in their opinion on our condensed consolidated financial statements as of and for the fiscal year ended December 31, 2012 that states that our ongoing losses and lack of resources causes substantial doubt about our ability to continue as a going concern.

Recent Development

None

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

Results of Operations

Revenues

We had no revenue for the three and nine months ended September 30, 2013.  Our net revenue was $7,161 and $16,296 for the three and nine months ended September 30, 2012.  All of our revenue in 2012 related to the liquidation of our debt portfolio.  We attribute the decrease in our net revenue from the liquidation of our debt portfolio in the fourth quarter of 2012.  As of September 30, 2013, there has been no revenue from the Company’s licensing and commercialization activities. During 2012 we sold our debt portfolio. The growth of our business is dependent on successfully raising additional capital to fund our growth.

Operating Expenses

Our operating expenses for the three months ended September 30, 2013 were $427,819. The operating expenses was all related to intellectual property management. Which was composed primarily of consulting and professional fees for the development of our intellectual property management and licensing activities and legal and professional services related to our public company reporting.   We have paid most of the obligations related to our operating expenses through the issuance of unregistered stock as reported elsewhere in this report.

Our operating expenses for the nine months ended September 30, 2013 were $1,934,752. Interest expenses for our debt ware approximately $185,273.  Our overall operating expenses of approximately $1,934,752 were for corporate overhead activities including legal and auditing services related to our public company reporting. We have paid most of the obligations related to our operating expenses through the issuance of unregistered stock as reported elsewhere in this report.

Liquidity and Capital Resources

Since inception and through September 30, 2013, the Company has raised approximately $605,000 in equity and debt transactions. These funds have been used to commence the operations of the Company to acquire and begin the development of its licenses portfolio and strategic business acquisitions. These activities include attending trade shows, marketing our licenses and corporate development. In March 2012, the Company sold 680,000 shares at a per share price of $0.25 for an aggregate amount of $170,000 to 16 investors. We have included the $170,000 in the amount above. These funds have been used to continue the development of our license portfolio and corporate development.  Our accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these condensed consolidated financial statements. However, the Company has incurred substantial losses, has acquired additional debt with acquisition of $75,000 which was due and payable as of September, 30, 2013, its current liabilities exceed its current assets and available cash is not sufficient to fund the expected future operation.  The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern. To reduce the risk of not being able to continue as a going concern, management has implemented its business plan to materialize revenues from it license agreements and has initiated a private placement offering to raise capital through the sale of its common stock.  Although, uncertainty exists as to whether the Company will be able generate enough cash from operations to fund the Company’s working capital needs or raise sufficient capital to meet the Company’s obligations as they become due, no adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.

Liquidity and Capital Resources

Going Concern

Our independent registered auditors included an explanatory paragraph in their opinion on our condensed consolidated financial statements as of and for the fiscal year ended December 31, 2012 that states that our ongoing losses and lack of resources causes substantial doubt about our ability to continue as a going concern.  As at September 30, 2013, we had $1,208 in cash and cash equivalents.  This is not sufficient to fund our planned operations and we are engaged in a private placement under Regulation D to raise up to $500,000 and are exploring other potential capital raising transactions.  To date we have raised $10,000 in the offering under Regulation D and $50,000 through a settlement with a noteholder.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which amended the guidance in ASU 2011-08 to simplify the testing of indefinite-lived intangible assets other than goodwill for impairment. ASU 2012-02 becomes effective for annual and interim impairment tests performed for fiscal years beginning on or after September 15, 2012 and earlier adoption is permitted. We adopted this standard in the second quarter of fiscal year 2012. We believe adoption did not have a material effect on our condensed consolidated financial statements.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that as of September 30, 2013 our disclosure controls and procedures were not effective at the reasonable assurance level:

1.

We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended September 30, 2013.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the condensed consolidated financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 1, 2013, the Company issued Rowland Hansen 308,550 shares of common stock at a price of $0.001 per share for consulting services.

On July 1, 2013, the Company issued Romero Contreras 308,550 shares of common stock at a price of $0.001 per share for consulting services.

On August 5, 2013, the Company issued Michael Jones 250,000 shares of common stock at a price of $0.001 per share for consulting services.

On September 1, 2013, the Company issued Michael Mann 308,550 shares of common stock at a price of $0.001 per share for consulting services.

On September 1, 2013, the Company issued Alan Collier 308,550 shares of common stock at a price of $0.001 per share for consulting services.

On September 1, 2013, the Company issued R. Cameron Walker 250,000 shares of common stock at a price of $0.001 per share for consulting services.

On September 1, 2013, the Company issued Alex Lightman 250,000 shares of common stock at a price of $0.001 per share for consulting services.

On September 1, 2013, the Company issued Eric Noveshen 250,000 shares of common stock at a price of $0.001 per share for consulting services.

On September 1, 2013, the Company issued Donnie Rudd 250,000 shares of common stock at a price of $0.001 per share for consulting services.

On September 1, 2013, the Company issued Peter Hall 308,550 shares of common stock at a price of $0.001 per share for consulting services.

On September 15, 2013, the Company issued Donald Calabria 308,550 shares of common stock at a price of $0.001 per share for consulting services.

On September 15, 2013, the Company issued Bruce Garfield 308,550 shares of common stock at a price of $0.001 per share for consulting services.

On September 15, 2013, the Company issued Dr. Leonard Makowka 308,550 shares of common stock at a price of $0.001 per share for consulting services.

On September 19, 2013, the Company issued Davis Family Investments Corp 1,000,000 shares of common stock at a price of $0.0001 per share for consulting services.

The above issuances of securities during the nine months ended September 30, 2013 were exempt from registration pursuant to Section 4(2), and/or Regulation D promulgated under the Securities Act. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

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

Hanover Portfolio Acquisitions, Inc.

By:	/s/ Alan Collier
Alan Collier
Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

Dated:	December 18, 2013