Form 10-K
period 2013-12-31
ENDONOVO THERAPEUTICS, INC.
filed 2014-04-15
CIK 1528172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-183246

ENDONOVO THERAPEUTICS, INC.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the April 10, 2014: $0.18.

As of April 10, 2014, the registrant had 91,357,814 shares of its common stock, par value $0.0001 per share, outstanding.

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

PART I

Item 1. Business.

Overview

Endonovo Therapeutics, Inc., formerly called “Hanover Portfolio Acquisitions, Inc. (the “Company” or “HPA”)” was comprised of two business segments: (1) a debt portfolio management company and (2) an intellectual property management and commercialization company.  During the year ended December 31, 2013, we discontinued our efforts in debt portfolio management and concentrated in intellectual property development, particularly in the medical device and regenerative medicine industries.

Our former debt portfolio management segment purchased defaulted, unsecured, consumer receivables in the secondary market and generated revenue through collections utilizing an outsourced collection network and through the strategic resale of portfolios. This segment acquired credit-card receivable portfolios at significant discounts to the total amounts owed by the debtors. Defaulted consumer receivable portfolios that include charged-off credit card receivables are accounts that have been written-off by the originators. We purchased defaulted consumer receivable portfolios from creditors and others through privately negotiated direct sales. Our results depended upon our ability to purchase and collect a sufficient volume of our consumer receivables to generate revenue that exceeds our costs.

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

Acquisition of Aviva Companies Corporation

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

Acquisition of WeHealAnimals, Inc.

On November 16, 2013, the Company entered into an Acquisition Agreement (the “Acquisition Agreement”) with (i) WeHealAnimals ,Inc. (“WHA”) and (ii) the sole shareholder of WHA (the “Shareholder”) pursuant to which the Company acquired all of the outstanding shares of WHA in exchange for the issuance of 300,000 shares of our common stock, par value $0.0001 per share and $96,000 to the Shareholder (the “Share Exchange”). As a result of the Share Exchange, WHA became a wholly-owned subsidiary of the Company and all of the equity of WHA including its and its sole shareholder’s intellectual property becomes the property of the Company.

WHA is a Nevada corporation with intellectual property in the fields of bio-technology and extracellular matrix utilizing time-varying electromagnetic frequencies (“TVEMF”) for applications on people and animals that management believes can be developed to the benefit of the Company and its shareholders.  Our Chief Scientist, Dr. Rudd, was formerly Chairman and Chief Scientist of Regenetech, Inc.  Regenetech was acquired by a company that wanted its technology, biomolecules grown in microgravity, for use in cosmetics. Dr. Rudd left Regenetech with exclusive rights to the TVEMF and stem cell technologies, including the patents and patent applications relating thereto. Dr. Rudd has become our Chief Scientist, and we have purchased those rights from him.

Other than in respect to the transaction, there is no material relationship between WHA’s sole stockholder and any of the Company’s affiliates, directors or officers, except that Dr. Rudd has been our chief scientist and director of IP since September 1, 2013.

Going Concern

Our independent registered auditors included an explanatory paragraph in their opinion on our consolidated financial statementsas of and for the fiscal year ended December 31, 2013 that states that our ongoing losses and lack of resources causes substantial doubt about our ability to continue as a going concern.

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

Patents, trademarks and copyrights are the primary means for establishing ownership of inventions and ideas, and they provide a legal basis by which intangible ideas generate tangible benefits for their owners. Intellectual property protection affects commerce throughout the economy by:

•

Providing incentives to those who invent and create;

•

Protecting innovators from unauthorized copying;

•

Facilitating vertical specialization in technology markets;

•

Creating a platform for investments in innovation;

•

Allowing entrepreneurial liquidity through mergers, acquisitions, and IPOs;

•

Allowing licensing-based technology business models possible; and

•

Enabling a more efficient market for technology transfer

Certain industries find intellectual property rights to be essential to their business model and therefore register a relatively high number of patents when compared to other industries.

Debt Portfolio Management

We believe that the industry may be seeing improved results from debt buyers, but no longer believe that it represents an effective use of our resources. . When capital was plentiful, companies quickly grew and a number of companies were less careful then prudence would dictate. Many of those companies went by the wayside but it is clear that companies that purchased wisely were able to weather an economic storm as great as the recent one and in some cases somewhat thrive. We believed we could incorporate those lessons learned into our business processes to increase our resilience to future economic fluctuations.

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

•

Allows an exit strategy for bad debt.

•

Potential tax benefits.

Our benefit in purchasing this defaulted debt was that we are able to purchase these receivables at a substantial discount to their face value and generate revenue and earnings through collections and strategic resale of these assets. We have relied on third party brokers to facilitate acquisitions and sales and third party collection agencies that work on a contingency basis to collect on our portfolios.

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

Patent Acquirers engage in the acquisition, development, licensing, and enforcement of patented technologies.  Patent Acquirers have recently begun to receive negative attention due to their use of litigation to secure licensing revenue from corporations. These groups have been labeled " Patent Trolls " due to their use of litigation to monetize intellectual property and their abundance of patents, but lack of any real products.

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

Debt Portfolio Management

We received competition from other purchasers of charged-off consumer receivables, third party collection agencies, other financial service companies and credit originators that manage their own consumer receivables. Our business of purchasing charged-off consumer receivables is highly competitive and fragmented. There are few significant barriers for entry to our industry and we expect that competition from new and existing companies will increase.

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

Portfolios

On November 6, 2012, we sold our remaining debt portfolio comprising of 466 accounts with a face value of $961,895. The sale price was $12,500.  We do not intend to make any further debt portfolio purchases.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act . This act authorized the creation of the Consumer Financial Protection Bureau (“CFPB”). The CFPB will have authority to regulate and examine the Company. While the CFPB will have wide ranging authority over the Company it is not yet possible to know what its specific impact will be.

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

Subsequent Events

Name Change - Amendments to Articles of Incorporation

On January 22, 2014 Hanover Portfolio Acquisitions, Inc. (the "Company") received written consents in lieu of a meeting of stockholders from holders of a majority of the shares of Common Stock representing in excess of 50% of the total issued and outstanding voting power of the Company approving an amendment to the Company's Certificate of Incorporation to change the name of the Company from “Hanover Portfolio Acquisitions, Inc.” to “ENDONOVO THERAPEUTICS, INC.”  The name change was affected pursuant to a Certificate of Amendment (the “Certificate of Amendment”), filed with the Secretary of State of Delaware on January 24, 2014.  A copy of the Certificate of Amendment is attached as Exhibit 3.1 to this Current Report on Form 8-K and is incorporated by reference into this Item 5.03.

Settlement on past due Note

On January 27, 2014, the Company issued a promissory note pursuant for a settlement for an aggregate principal amount of $128,165 bearing interest at 10% per annum and payable July 27, 2014 which includes the Creditor lending the Company another $100,000 as further described below.

The Company shall, concurrently with the issuance of the New Note lend the Company $100,000 which shall be included in the principal of the New Note.  The Company, in addition to delivering to the Creditor the New Note, shall deliver to the Creditor one million two hundred seventy-‐five thousand (1,275,000) shares (the “Shares”) of its common stock from its authorized, but unissued, shares.  The certificate(s) for the Shares shall bear a restrictive legend reflecting the lack of registration under the Securities Act of 1933, as amended.

Private Placement

To date, the company has issued $197,000 in Notes and 985,000 shares to 11 accredited investors in the Private Placement.

Note extension

On January 30, 2014, one of the note holders agreed to extend the mature date the $100,000 promissory note for a period of one year. The Company issued 125,000 shares of the Company’s common stock in consideration of this extension.

Related Party Note

On March 31, 2014, the Company issued a promissory note to Michael Mann for a principal amount of $70,000. The Note carries an interest rate of 12% per annum and a maturity date of March 31, 2015 with interest due monthly.

Employees

As of April 14, 2014, we do not have any employees.  However, we have retained 17 individuals as independent contractors that are involved in business development and administrative functions.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 1B. Unresolved Staff Comments.

Not applicable because we are a smaller reporting company.

Item 2. Properties.

Our corporate headquarters is located at Hanover Portfolio Acquisitions, Inc., 6320 Canoga Avenue, 15th Floor, Woodland Hills, CA 91367. We have a month-to-month contract with Regus Management Group, LLC in the amount of $119 per month.

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

	High	Low
Fiscal Year 2012
First quarter ended March 31, 2012	$-	$-
Second quarter ended June 30, 2012	$-	$-
Third quarter ended September 30, 2012	$-	$-
Fourth quarter ended December 31, 2012	$0.51	$0.51
Fiscal Year 2013
First quarter ended March 31, 2013	$0.42	$0.05
Second quarter ended June 30, 2013	$0.07	$0.05
Third quarter ended September 30, 2013	$0.05	$0.03
Fourth quarter ended December 31, 2013	$0.06	$0.04

Approximate Number of Equity Security Holders

As of April 10, 2014, there were approximately 215 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

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

Unregistered Sales of Equity Securities

Private Offerings

On December 6, 2013, the Company issued a promissory note pursuant for a settlement agreement for a principal amount of $55,000 bearing interest at 12% per annum, payable February 28, 2014 and extended two promissory notes for an aggregate principal amount of $175,000 for one year for 3,000,000 shares of restricted stock.

In a series of transaction throughout the year ended December 31, 2013, the Company issued promissory notes to 8 investors for an aggregate principal amount of $225,000. In addition, the Company issued 1,125,000 shares of its common stock in connection with the issuance of the notes as loan fees.

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

Stock Issued as Compensation

The following table provides a breakdown of 3,968,400 shares of common stock issued to individuals for services rendered to the Company.

Name	Amount Issued	Fair Value(in U.S. Dollars)
Rowland Hanson	308,550	$ 309
Ramiro Contreras	308,550	309
Michael Jones	250,000	250
Frank Hariton	250,000	250
Dr. Donnie Rudd	250,000	250
R. Cameron Walker(1)	250,000	250
Michael Mann	308,550	309
Alan Collier	308,550	309
Peter Hall	308,550	309
Donald Calabria	308,550	309
Alex Lightman	250,000	250
Eric Noveshen	250,000	250
Dr. Leonard Makowka	308,550	309
Bruce Garfield	308,550	309
Total	3,968,400	$ 3,972

(1) These Shares were subsequently cancelled

The above issuances of securities during the fourth quarter in fiscal 2013, were exempt from registration pursuant to Section 4(2), and/or Regulation D promulgated under the Securities Act. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in connection with the issuance of securities. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

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

Both of these issuances were subsequently cancelled

Item 6. Selected Financial Data.

Not applicable because we are a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information and financial data discussed below is derived from the audited financial statements of the Company for its fiscal year ended December 31, 2013.  The audited financial statements were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes contained elsewhere in this 10-K. The financial statements contained elsewhere in this 10-K fully represent the Company’s financial condition and operations; however, they are not indicative of the Company’s future performance. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this 10-K.

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

Overview

Endonovo Therapeutics, Inc. (formerly called Hanover Portfolio Acquisitions, Inc.) (the “Company” or “HPA”) was comprised of two business segments: (1) a debt portfolio management company and (2) an intellectual property management and commercialization company.  During the year ended December 31, 2013, we discontinued our efforts in debt portfolio management and concentrated in intellectual property development, particularly in the regenerative medicine and medical device industries.

Our former debt portfolio management segment purchased defaulted, unsecured, consumer receivables in the secondary market and generated revenue through collections utilizing an outsourced collection network and through the strategic resale of portfolios. This segment acquired credit-card receivable portfolios at significant discounts to the total amounts owed by the debtors. Defaulted consumer receivable portfolios that include charged-off credit card receivables are accounts that have been written-off by the originators. We purchased defaulted consumer receivable portfolios from creditors and others through privately negotiated direct sales. Our results depended upon our ability to purchase and collect a sufficient volume of our consumer receivables to generate revenue that exceeds our costs.

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

Going Concern

Our independent registered auditors included an explanatory paragraph in their opinion on our consolidated financial statements as of and for the fiscal year ended December 31, 2013 that states that our ongoing losses and lack of resources causes substantial doubt about our ability to continue as a going concern.

Recent Developments

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

Acquisition of Aviva Companies Corporation

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

Acquisition of WeHealAnimals, Inc.

On November 16, 2013, the Company entered into an Acquisition Agreement (the “Acquisition Agreement”) with (i) WeHealAnimals ,Inc. (“WHA”) and (ii) the sole shareholder of WHA (the “Shareholder”) pursuant to which the Company acquired all of the outstanding shares of WHA in exchange for the issuance of 300,000 shares of our common stock, par value $0.0001 per share and $96,000 to the Shareholder (the “Share Exchange”). As a result of the Share Exchange, WHA became a wholly-owned subsidiary of the Company and all of the equity of WHA including its and its sole shareholder’s intellectual property becomes the property of the Company.

WHA is a Nevada corporation with intellectual property in the fields of bio-technology and extracellular matrix utilizing time-varying electromagnetic frequencies (“TVEMF”) for applications on people and animals that management believes can be developed to the benefit of the Company and its shareholders.  Our Chief Scientist, Dr. Rudd, was formerly Chairman and Chief Scientist of Regenetech, Inc.  Regenetech was acquired by a company that wanted its technology, biomolecules grown in microgravity, for use in cosmetics. Dr. Rudd left Regenetech with exclusive rights to the TVEMF and stem cell technologies, including the patents and patent applications relating thereto. Dr. Rudd has become our Chief Scientist, and we have purchased those rights from him.

Other than in respect to the transaction, there is no material relationship between WHA’s sole stockholder and any of the Company’s affiliates, directors or officers, except that Dr. Rudd has been our chief scientist and director of IP since September 1, 2013.

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

Results of Operations

Revenues

Our net revenue was $22,896 for the fiscal year ended December 31, 2013. Net revenues of $0 and $22,896, are contributed from our debt portfolio and intellectual property management segments, respectively. Our net revenue was $30,581 for the fiscal year ended December 31, 2012. Net revenues of $30,581 and $0, are contributed from our debt portfolio and intellectual property management segments, respectively.

Collection receipts comprises the majority of our revenue for years 2012. We recently sold our debt portfolio and are concentrating our efforts in development of our intellectual property, particularly in the medical device and the regenerative medicine areas.

The growth of our business is dependent on successfully raising additional capital to fund our growth. We cannot assure our investors that we will be successful in raising working capital or in acquiring portfolios.

Operating Expenses

In fiscal year 2013, we saw an increase in operating expenses to $2,437,630 in 2013 from $1,772,930 in 2012. The operating expenses related to intellectual property management were approximately $2,369,875, which was comprised primarily from consulting and professional fees for the development of our intellectual property management and licensing activities.  Operating expenses for our debt portfolio management operations was approximately $0. The remaining operating expenses of $67,755 were for corporate overhead activities of legal and auditing services related to our public company reporting.

Impairment

The Company reviews its debt portfolios for impairment each reporting period. If, based on current information and events, the Company determines that it is probable that it will be unable to collect all cash flows expected at acquisition of the portfolio, the Company will record an impairment of the portfolio in earnings to reduce the carrying amount to its fair market value.  The Company recorded $0 of impairment losses related to its debt portfolios during the year ended December 31, 2013.

The Company tests its goodwill annually for impairment or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. The Company determined the consolidated goodwill balance of $197,801 to be impaired as of December 31, 2013, and charged such amount to other expenses.

Depreciation

We incur depreciation expense for costs related to our assets, including our information technology and software. Our depreciation decreased to $11,964 in 2013 from $37,034 in 2012. There were no significant equipment purchases or sales during 2013.

Interest Expense

Our Interest Expense increased to $267,577 in 2013 from $113,549 in 2012. This increase in year to year interest expense is related to our increases in notes payable and related amortization of notes payable discounts charged to interest expense.

Net Income (Loss)

Our Net Loss increased to $2,892,794 in 2013 from $1,914,551 in 2012. This increase in year to year loss was due to a combination of increases in expenses associated with our two operating segments.

Liquidity and Capital Resources

The Company had $3,255 and $800 in cash and cash equivalents as of the years ended December 31, 2013 and 2012, respectively. These assets are not sufficient to operate in our industry on a meaningful scale. Since inception through December 31, 2013, the Company has raised $675,000 in equity and debt transactions. These funds have been used to commence the operations of the Company to acquire and begin the development of its license and marketing portfolio. These activities include attending trade shows, marketing our licenses and corporate development. In October 2013, the Company commenced a private placement for the sale of up to $500,000 in $25,000 units for a one year $25,000 promissory note with interest at ten percent per annum along 125,000 shares of its common stock in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended. These funds are being used to continue the development of our license portfolio, the development and commercialization of its regenerative medicine technology and corporate development.  Our accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these consolidated financial statements. However, the Company has incurred substantial losses, its current liabilities exceed its current assets and available cash is not sufficient to fund the expected future operation.  The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations and intends to acquire a profitable entity. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern. To reduce the risk of not being able to continue as a going concern, management has implemented its business plan to materialize revenues from it license agreements, the sale of its products and has initiated a private placement offering to raise capital through the sale of debt and its common stock.  Although, uncertainty exists as to whether the Company will be able generate enough cash from operations to fund the Company’s working capital needs or raise sufficient capital to meet the Company’s obligations as they become due, no adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future.

Seasonality

Management does not believe that our current business segment is seasonal to any material extent.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Endonovo Therapeutics, Inc. (fka Hanover Portfolio Acquisitions, Inc.) and Subsidiaries

We have audited the accompanying consolidated balance sheets of Endonovo Therapeutics, Inc. (fka Hanover Portfolio Acquisitions, Inc.) and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Endonovo Therapeutics, Inc. (fka Hanover Portfolio Acquisitions, Inc.) and Subsidiaries as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring net losses and has a working capital deficit at December 31, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rose, Snyder & Jacobs LLP

Encino, California

April 14, 2014

Endonovo Therapeutics, Inc. (fka Hanover Portfolio Acquisitions, Inc.) and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2013 and 2012

	December 31,	December 31,
	2013	2012

Assets
Current Assets
Cash	$3,255	$800
Total Current Assets	3,255	800

Property Plant and Equipment, net	58,338	65,301
Investments	12,000	12,000
Total Assets	$73,593	$78,101

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$3,293,918	$1,516,600
Current portion - notes payable, net	604,416	236,000
Notes payable - related party	110,086	-
Total Current Liabilities	4,008,420	1,752,600

Note payable - less current portion	42,386	51,656
Acquisition payable - related parties	155,000	155,000
Total Liabilities	4,205,806	1,959,256

Stockholders' Deficit

Super AA super voting preferred stock, $0.0001 par value, 1,000,000 authorized and 1,000 issued and outstanding	-	-
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 83,222,313 and 53,692,673 shares issued and outstanding	8,323	5,370
Additional paid-in capital	1,192,845	554,062
Accumulated deficit	(5,333,381)	(2,440,587)
Total Stockholders' Deficit	(4,132,213)	(1,881,155)
Total Liabilities and Stockholders' Deficit	$73,593	$78,101

Endonovo Therapeutics, Inc. (fka Hanover Portfolio Acquisitions, Inc.) and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31, 2013 and 2012

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012

Revenues, net	$22,896	$-
Costs of Goods Sold	(13,993)	-
Gross Profit	8,903	-

Operating Expenses	2,437,630	1,736,934
Operating Loss	(2,428,727)	(1,736,934)

Other Income (Expense)
Impairment expense	(197,801)	-
Gain from disposition of License Agreement	-	96,347
Acquisition expense	-	(155,000)
Other income	1,843
Interest expense, net	(267,577)	(113,549)

Loss From Continuing Operations Before Provision for Income Taxes	(2,892,262)	(1,909,136)
Provision for Income Taxes	532	-
Net Loss From Continuing Operations	(2,892,794)	(1,909,136)
Loss From Discontinued Operations	-	(5,415)

Net Loss	$(2,892,794)	$(1,914,551)

Basic and diluted loss from continuing operations per common share	$(0.04)	$(0.04)
Basic and diluted loss from discontinued operations per common share	$(0.00)	$(0.00)
Weighted average common share outstanding - basic and diluted	69,725,604	48,137,820

Endonovo Therapeutics, Inc. (fka Hanover Portfolio Acquisitions, Inc.) and Subsidiaries
Consolidated Statements of Stockholders' Deficit
For the Years Ended December 31, 2013 and 2012

	Common Stock		Additional Paid-in	Retained	Total Shareholders'
	Shares	Amount	Capital	Earnings	Deficit

Balance January 1, 2012	38,312,812	$3,832	$74,977	$(526,036)	$(447,227)
Shares issued for cash	700,000	70	174,930	-	175,000
Share issued for acquisition of HPA	4,557,545	456	59,710	-	60,166
Shares Cancelled	(205,700)	(21)	21	-	-
Cancellation of P3D shares	(3,559,797)	(356)	356	-	-
Share issued for service rendered	13,462,813	1,346	240,289	-	241,635
Shares issued with notes payable	425,000	43	1,482	-	1,525
Stock options issued for services	-	-	2,297	-	2,297
Net loss	-	-	-	(1,914,551)	(1,914,551)

Balance December 31, 2012	53,692,673	5,370	554,062	(2,440,587)	(1,881,155)
Share issued for service rendered, net unearned portion	19,104,640	1,910	480,150	-	482,060
Shares issued with notes payable	4,125,000	413	152,963	-	153,376
Acquisitions	6,300,000	630	5,670	-	6,300
Net loss	-	-	-	(2,892,794)	(2,892,794)
Balance December 31, 2013	83,222,313	$8,323	$1,192,845	$(5,333,381)	$(4,132,213)

Endonovo Therapeutics, Inc. (fka Hanover Therapeutics, Inc.) and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2013 and 2012

	December 31, 2013	December 31, 2012
Cash Flows From Operating Activities of Continuing Operations:
Net Loss	$(2,892,794)	$(1,914,551)
Adjustments to reconcile net loss to net cash used in operating activities of Continuing Operations:
Loss from Discontinued Operations	-	5,415
Depreciation and amortization expense	11,964	37,034
Impairment expense	197,801
Fair value of equity issued for services	482,060	243,932
Acquisition expense	-	155,000
Amortization of note discount	147,779	1,525
Gain on disposition	-	(96,347)
Changes in operating assets and liabilities:
Account receivable	300	4,954
Prepaid expenses	-	(14,000)
Accounts payable and accrued expenses	1,795,474	1,297,562
Net Cash Used in Operating Activities of Continuing Operations	(257,416)	(279,476)

Cash Flows From Investing Activities of Continuing Operations
Purchase of automobile	-	(64,458)
Net cash received in acquisition of subsidiary	4,199	53,048
Net Cash Provided by Investing Activities of Continuing Operations	4,199	(11,410)

Cash Flows From Financing Activities of Continuing Operations
Sale of common stock	-	175,000
Proceeds from the issuance of notes payable, net	275,000	114,458
Payment for notes payable	-	(1,801)
Payment for notes payable, related party	(19,328)	-
Net Cash Provided by Financing Activities of Continuing Operations	255,672	287,657

Cash Flows from Discontinued Operations
Operating Cash Flows	-	(5,415)
Investing Cash Flows	-	-
Financing Cash Flows	-	-
Net Cash Used in Discontinued Operations	-	(5,415)

Net Increase (Decrease) in Cash	2,455	(8,644)
Cash, Beginning of Period	800	9,444
Cash, End of Period	$3,255	$800

Supplemental disclosure of cash flow information:
Cash paid for interest	$219	$-
Cash paid for income taxes	$532	$-

Supplemental disclosure of non-cash financing and investing activities:
Shares issued in acquisition	$6,300	$60,166
Debt acquired in acquisition	$194,150	$-
Debt acquired in purchase of property, plant and equipment	$5,000	$58,112
Acquisition payable	$155,000	$155,000
Shares issued with debt	$153,376	$1,525
Accrued interest reclassified to debt	$43,153	$-

Endonovo Therapeutics, Inc. (fka Hanover Portfolio Acquisitions, Inc.) and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

Note 1 – Organization and Significant Accounting Policies

Endonovo Therapeutics, Inc. (fka Hanover Portfolio Acquisitions, Inc.) (the “Company” or “HPA”) was comprised of two business segments: (1) a debt portfolio management company and (2) an intellectual property management and commercialization company.  During the year ended December 31, 2013, the Company discontinued its efforts in the debt portfolio management segment. See Note 8.

Acquisitions

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

Acquisition of Aviva

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

The acquisition date fair value of the consideration transferred pursuant to the Acquisition Agreement totaled $6,000. The preliminary goodwill recorded for the acquisition was $101,957.

The following table summarizes the allocation of the purchase price on April 2, 2013 to the estimated fair values of the assets acquired and liabilities assumed in the acquisition:

Cash	$ 3,743
Accounts receivable	300
Notes payable	(100,000)
Fair market value of net assets acquired	(95,957)
Goodwill	101,957
Total consideration	$ 6,000

Goodwill of $101,957 was comprised of the fair value of the stock issued in the merger of $6,000 less net assets acquired of $95,957. The Company determined goodwill to be fully impaired as of December 31, 2013. The results of Aviva have been included in the Company’s consolidated financial results for the period from April 2, 2013 through December 31, 2013.

Acquisition of WeHealAnimals, Inc.

On November 16, 2013 the Company entered into an Asset Purchase Agreement with WeHealAnimals, Inc. (“WHA”). Pursuant to the agreement the Company issued 300,000 shares of common stock and a $96,000 note payable to WHA in exchange for all of the outstanding shares of WHA as well all rights to the acquired company’s assets, licenses, patents and applications.  WHA is an early stage company seeking to identify, and commercialize intellectual property in healthcare and technology.

The acquisition date fair value of the consideration transferred pursuant to the Asset Purchase Agreement totaled $96,300. The preliminary goodwill recorded for the acquisition was $95,844. The initial fair values set forth below may be adjusted as additional information is obtained through the measurement period of the transaction and change the fair value allocation as of the acquisition date.

The following table summarizes the allocation of the purchase price on November 16, 2013 to the estimated fair values of the assets acquired and liabilities assumed in the acquisition:

Cash	$ 456
Fair market value of net assets acquired	456
Goodwill	95,844
Total consideration	$ 96,300

Goodwill of $96,300 was comprised of the fair value of the stock issued in the acquisition of $300 and notes payable of $96,000 less net assets acquired of $456. The Company determined goodwill to be fully impaired as of December 31, 2013. The results of WHA have been included in the Company’s consolidated financial results for the period from November 16, 2013 through December 31, 2013.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The consolidated financial statements include the accounts of HPA, IPR,  Aviva since April 2, 2013, and WHA since November 16, 2013. All significant intercompany accounts and transactions are eliminated in consolidation.

Going Concern

These accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for a period following the date of these consolidated financial statements. The Company has incurred substantial losses, its current liabilities exceed its current assets and available cash is not sufficient to fund the expected future operation. Subsequent to December 31, 2013, the Company has raised $367,000 in debt financing as discussed in Note 9, Subsequent Events . The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern.  No adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments with maturity of three months or less to be cash equivalents. As of December 31, 2013 and 2012, the Company had cash and cash equivalents of $3,255 and $800, respectively.

Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash. The Company primarily places its cash with high-credit quality financial institutions. Cash deposits up to approximately $250,000 are federally insured. From time-to-time the Company could have deposits in excess of the insured amounts. As of December 31, 2013 the Company had no uninsured deposits.

Property plant and equipment

Property, plant and equipment are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range between five and seven years.  Expenditures for repairs and maintenance are expensed as incurred.

The majority of the Company’s property, plant and equipment is the Company automobile. As of December 31, 2013, the cost basis of the Company’s property, plant and equipment was $74,403 with accumulated depreciation of $16,065. The assets are being depreciated over their estimated useful life of 5 years. The depreciation expense for the year ended December 31, 2013 was $11,964.

Debt Portfolios

The Company reviews its debt portfolios for impairment each reporting period. If, based on current information and events, the Company determines that it is probable that it will be unable to collect all cash flows expected at acquisition of the portfolio, the Company will record an impairment of the portfolio in earnings to reduce the carrying amount to its fair market value. The Company uses third-party valuations of the resale value of its debt portfolios when assessing impairment. These valuations are based on industry data of portfolios with similar characteristics. The Company recorded $0 of impairment losses related to its debt portfolios during the years ended December 31, 2013 and 2012.  Since December 31, 2012 the Company has not had any debt portfolios outstanding.

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

Impairment of Goodwill

The Company calculates goodwill as the difference between the acquisition date fair value of the estimated consideration paid in the acquisitions and the values assigned to the assets acquired and liabilities assumed. Goodwill is not amortized but is generally subject to an impairment test annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. The Company determined the consolidated goodwill balance of $197,801 to be impaired as of December 31, 2013, and charged such amount to other expenses.

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

The Company recognizes revenue on sales of medical equipment when services are performed and revenues are realizable in accordance with FASB ASC 605-10.

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

The Company has adopted ASC Topic 740, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. The Company has determined that the adoption did not result in the recognition of any liability for unrecognized tax benefits and that there are no unrecognized tax benefits that would, if recognized, affect the Company’s effective tax rate.  Based on the Company’s review of its tax positions as of December 31, 2013 and 2012, no uncertain tax positions have been identified.

The Company has elected to include interest and penalties related to uncertain tax positions as a component of income tax expense. To date, no penalties or interest has been accrued.

Tax years through 2009 and 2008, respectively, are open and subject to examination by federal and state taxing authorities. The Company is not currently under examination, nor has it been notified of a pending examination.

Segments

Our chief operating decision-maker is our Chief Executive Officer who reviews financial information. There are segment managers who are held accountable by the chief operating decision-maker for operations, operating results, and planning for levels or components below the consolidated unit level. Accordingly, we have determined that we have two reporting segments and operating unit structure. During the year ended December 31, 2013, the Company discontinued its efforts in the debt portfolio management segment. See Note 8.

Net Income (Loss) per Share

Basic net income (loss) per share is calculated based on the net income (loss) attributable to common shareholders divided by the weighted average number of shares outstanding for the period excluding any dilutive effects of options, warrants, unvested share awards and convertible securities. Diluted net income (loss) per common share assumes the conversion of all dilutive securities using the if-converted method, and assumes the exercise or vesting of other dilutive securities, such as options, warrants and restricted stock using the treasury stock method. For the years ended December 31, 2013 and 2012 the Company did not have dilutive securities.

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

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment”, which amended the guidance in ASU 2011-08 to simplify the testing of indefinite-lived intangible assets other than goodwill for impairment. ASU 2012-02 became effective for annual and interim impairment tests performed for fiscal years beginning on or after September 15, 2012 and earlier adoption is permitted. We adopted this standard in the first quarter of fiscal year 2013. We believe adoption did not have a material effect on our financial statements.

Note 2 - License Agreements

Personal 3D

Effective September 1, 2011, IPR entered into a license agreement with Personal 3D, Inc. (“P3D”) to acquire the rights to market and distribute certain intellectual property in the territories of the European and Eastern European countries. The term of the license agreement was for the greater of the life of the provisional patents, for the technology, or twenty-one years.  The license fee to be paid by IPR was $1,000,0000 and common stock of IPR in an amount that would give P3D 9.9%

interest in outstanding common stock of IPR (“Share Issuance”). The Shares Issuance shall be issued on or before October 12, 2011, (were issued on October 17, 2011 the date of incorporation of IPR).

On October 14, 2012, the Company and P3D entered into an agreement to terminate the license agreement. Under the terms of the termination, P3D was required to surrender the Share Issuance and IPR was released of its liability under the Note Payable – License Fee.  The Company recognized a gain of $96,347 in 2012 as a result of the termination of this agreement.

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

In October and November 2012, the Company issued two (2) promissory notes in the amounts of $25,000 and $25,000, respectively. In addition the Company issued 250,000 share of its common stock at a fair value of $250 as determined by a valuation performed by a third party valuation firm. These notes payable matured in 2013 however remain outstanding as of December 31, 2013.

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

On January 14, 2013, the Company issued a promissory note for an aggregate principal amount of $25,000. In addition, the Company issued 125,000 shares of its common stock in connection with the issuance of the note as loan fees. These shares were valued at their issuance date fair market value and $25,000 was recorded as a note discount with the excess $12,500 recognized as a charge to interest expense upon issuance. The note carries an interest rate of 10% per annum and a maturity date of July 1, 2013 with interest due monthly in arrears. The note remains outstanding at December 31, 2013.

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

In connection with the acquisition of Aviva Companies Corporation on April 2, 2013, the Company assumed a note payable for an aggregate principal amount of $25,000 and accrued interest of $1,042 as of April 2, 2013.  The note accrues interest of 10% per annum and matured on May 1, 2013 however remains outstanding as of December 31, 2013 accruing interest.

In connection with the acquisition of Aviva Companies Corporation on April 2, 2013, the Company acquired a note payable for an aggregate principal amount of $50,000 and accrued interest of $20,233 as of April 2, 2013. The note accrued interest of 10% per annum and matured on May 1, 2013, however remains outstanding as December 31, 2013 accruing interest.

On August 30, 2013, the Company issued a promissory note for an aggregate principal amount of $25,000. In addition, the Company issued 125,000 shares of its common stock in connection with the issuance of the note as loan fees. These shares were valued at their issuance date fair market value of $125, which was recorded as a note discount. The note carries an interest rate of 10% per annum, however, during the continuance of any event of default, the Interest rate shall be increased to fourteen (14%) percent per annum. The interest shall be payable in arrears on the maturity date. The maturity date of the note is the earlier of July 1, 2014 or the closing of a “Qualified Financing”, an equity financing for gross proceeds of not less than $5,000,000.

On September 25, 2013, the Company issued a promissory note for an aggregate principal amount of $10,000. In addition, the Company issued 50,000 shares of its common stock in connection with the issuance of the note as loan fees. These shares were valued at their issuance date fair market value of $50, which was recorded as a note discount. The note carries an interest rate of 10% per annum, however, during the continuance of any event of default, the Interest rate shall be increased to fourteen (14%) percent per annum. The interest shall be payable in arrears on the maturity date. The maturity date of the note is the earlier of July 1, 2014 or the closing of a “Qualified Financing”, an equity financing for gross proceeds of not less than $5,000,000.

On October 21, 2013 the Company issued a promissory note for an aggregate principal amount of $5,000. In addition, the Company issued 25,000 shares of its common stock in connection with the issuance of the note as loan fees. These shares were valued at their issuance date fair market value of $25, which was recorded as a note discount. The note carries an interest rate of 10% per annum. The interest shall be payable in arrears on the maturity date on October 21, 2014.

On October 31, 2013, the Company issued a promissory note for an aggregate principal amount of $10,000. In addition, the Company issued 50,000 shares of its common stock in connection with the issuance of the note as loan fees. These shares were valued at their issuance date fair market value of $50, which was recorded as a note discount. The note carries an interest rate of 10% per annum. The interest shall be payable in arrears on the maturity date on October 31, 2014.

On December 6, 2013, the Company consolidated two notes payable and accrued interest issued to a shareholder of an aggregate principal of $175,000 and accrued interest of $43,156 into one note of $218,156 in a settlement agreement. The consolidated note carries interest of 12% per annum and is payable on the earlier of 1) one year after issuance on December 6, 2014, or 2) five business days after the date that the Company receives an additional $4.5MM in debt or equity financing. The Company issued an additional note to the shareholder concurrently with the consolidate settlement of $55,000 on December 6, 2013 as well as 3,000,000 shares of its common stock. The shares were valued at their issuance date fair market value of $3,000, which was recorded as a note discount. The note carries an interest rate of 2% with the principal and accrued interest due on February 28, 2014. The balances remain outstanding and continue to accrue interest at December 31, 2013.

As of December 31, 2013, the principal balance of notes payable to non-related parties was $646,322 which is net of the unamortized portion of note discounts created from shares issued with notes payable of $9,520. Amortization of note discounts was $122,799 in 2013 and was charged to interest expense as of December 31, 2013.

Promissory Notes - Related Parties

In March 2012, concurrent with the reverse merger with HPA, the Company issued an acquisition payable of $155,000 to the shareholders of HPA which remains outstanding as of December 31, 2013.

On May 10, 2013, the Company issued a promissory note to an affiliate for an aggregate principal amount of $25,000. In addition, the Company issued 125,000 shares of its common stock in connection with the issuance of the note as loan fees. The Note carries an interest rate of 8% per annum and a maturity date of October 10, 2013 with interest due in arrears.  A note discount of $125 was recorded on date of issuance and fully amortized as of December 31, 2013.  As of December 31, 2013 the outstanding balance on the note was $14,086.

On November 16, 2013, pursuant to the Asset Purchase Agreement WHA, the Company issued a note payable of $96,000. The note accrues interest of 10% per annum. In the event of default, the interest rate shall be increased to 14% per annum. The note matures on May 15, 2014 and payment of maturity and accrued interest are due on the last day of each calendar year. The full principal balance of the note remained outstanding as of December 31, 2013.

The scheduled maturities of notes payable are as follows:

As of December 31,	Non-Related Parties	Related Parties	Total
2014	$ 613,936	$ 110,086	$ 724,022
2015	12,720		12,720
2016	12,720		12,720
2017	12,720		12,720
2018	4,226		4,226
Thereafter	-	155,000	155,000
Total	$ 656,322	$ 265,086	$ 921,408

Note 4- Stockholders’ Deficit

Common Stock

IPR issued 30,916,710 shares of its common stock on the date of incorporation to the founders of the corporation.

The Company has entered into consulting agreements with various consultants for service to be provided to the Company. The agreements stipulate a monthly fee and a certain number of shares that the consultant vests in over the term of the contract. The consultant is issued a prorated number of shares of common stock at the beginning of the contract, which the consultant earns over a three-month period. At the anniversary of each quarter, the consultant is issued a new allotment of common stock. In accordance with ASC 505-50 – Equity-Based Payment to Non-Employees, the common stock shares issued to the consultant are valued upon their vesting, with interim estimates of value as appropriate during the vesting period.  The shares of common stock that have vested through January 2013 were valued based on a valuation performed by an independent valuation firm as the Company had no active market for its shares prior to that time. The Company’s shares began trading in January 2013; as a result the Company utilized market value for its stock when valuing its common stock for the three months ended March 31, 2013. During the second quarter of 2013, the Company revalued the shares based on low trading volume to $0.001. As of December 31, 2013, the total awards granted were 51,431,020_with 30,074,047 shares vested and issued and 21,356,973 shares unvested. The total expense recorded for the as of December 31, 2013 and 2012, was $482,060 and $241,635, respectively.

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

Each holder of outstanding shares of Series AA Super Voting Preferred Stock shall be entitled to one hundred thousand (100,000) votes for each share of Series AA Super Voting Preferred Stock held on the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company.  As of December 31, 2013, there were 1,000 shares of Series AA Preferred stock outstanding.

The following table presents the issuance, vesting and shares to be vested of the stock grants.  The unvested as of December 31, 2012 were fully vested during 2013. The unvested as of December 31, 2013 will vest on a weighted average of approximately 0.12 years:

	Number of Shares	Estimated Market Value
Beginning balance, January 1, 2012	15,736,050
Issued	13,813,380
Vested	(10,515,980)
Forfeited	-
Balance unvested, December 31, 2012	19,033,450	$ 19,033
Issued	19,104,640
Vested	(16,785,283)
Forfeited	-
Balance unvested, December 31, 2013	21,352,807	$ 2,294

During the years ended December 31, 2013 and 2012, the Company issued 19,104,640 and 13,813,380 shares its common stock at a fair value of $482,061 and $53,771, respectively, for services rendered.

During the year ended December 31, 2012, the Company issued 700,000 shares its common stock for $175,000.

During the years ended December 31, 2013 and 2012, the Company issued 4,125,000 and 425,000 shares of its common stock issued with notes payable at a fair value of $153,376 and $1,525, respectively.

During the years ended December 31, 2013 and 2012, the Company issued 6,300,000 and 4,557,545 of its common stock at a fair value of $6,300 and $60,100, respectively, in connection with business combination transactions.

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

During 2013 the options were cancelled and the Company entered into compensation agreements with the stockholders.

The fair value for stock options issued during 2012 was estimated at the date of grant using the Black-Scholes pricing model using a risk free interest rate ranging from 0.39% to 0.42%, expected dividend yield of 0, expected life of three years and a volatility ranging from 107% to 112%.

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

The Company’s stock price volatility, risk free-rate, and option lives involve management’s best estimates, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.  Also, the Company recognizes compensation expense for only the portion of the options that are expected to vest. Based on the current economic factors for the Company, the Company applied estimated forfeiture rates of zero.  If the actual number of forfeitures differs from the Company’s estimates, additional adjustments to compensation expense may be required in future periods.

The weighted average exercise price of options exercisable at December 31, 2012 was $0.25.  The weighted average fair value of options granted was $14,445 during 2012.

The total fair value of stock options vested and charged to expense during the year ended December 31, 2012 was $2,297.

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

Note 5 – Segment Information

The Company had two reporting segments: debt portfolio management and intellectual property management. The debt portfolio segment purchases defaulted unsecured consumer receivables in the secondary market and generate revenue through collections utilizing an outsourced collection network and through the strategic resale of portfolios. The intellectual property management segment licenses various commercially desirable technologies and patents from companies that need operating capital or that need help commercializing their technology and sublicense such technology in designated territories.  We have no intersegment sales or transfer.  The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were acquired as a unit, and the management at the time of the acquisition was retained.

For the year ended December 31, 2013, all of the Company’s net revenues and operating losses are contributed from our intellectual property management segments.

For the year ended December 31, 2012, net revenues of $30,581 and $0, are contributed from our debt portfolio and intellectual property management segments, respectively.  For the year ended December 31, 2012, operating losses of $5,415 and $1,909,136 are contributed from our debt portfolio and intellectual property management segments, respectively.

Note 6 – Income taxes

The Company files income tax returns with the Internal Revenue Service (“IRS”) and various state jurisdictions. For jurisdictions in which tax filings are prepared, the Company is subject to income tax examinations by state tax authorities and federal tax authorities for all tax years.

The deferred tax assets are mainly comprised of net loss carryforwards. As of December 31, 2013, the Company had approximately $932,825 of net operating loss carryforwards, that it can use to offset a certain amount of taxable income in the future. These net operating loss carryforwards expire through 2033.  The resulting deferred tax asset is offset by a 100% valuation allowance due to the uncertainty of its realization.

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes was as follows for the years ended December 31, 2013 and 2012:

	2013	2012
Income tax computed at federal statutory tax rate	-34.0%	-34.0%
Change in valuation allowance	39.8%	39.8%
State taxes, net of federal benefit	-5.8%	-5.8%
Total	0.0%	0.0%

The primary difference between income tax expense attributable to continuing operations and the amount of income tax expense that would result from applying domestic federal statutory rates to income before provision for income taxes relates to the change in the valuation allowance.

The Company has adopted the accounting standards that clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the years ended December 31, 2013 and 2012.

Note 7 - Commitments and Contingencies

Legal matters

The Company may become involved in various legal proceedings in the normal course of business. The Company is not a party to any legal proceedings as of December 31, 2013.

Note 8 – Discontinued Operations

During the year ended December 31, 2013, the Company discontinued its efforts in the debt portfolio management segment. The results of historical operations are recorded as discontinued operations in the Company’s Consolidated Statements of Operations. Additionally, the cash flows from this segment are reflected separately as cash flows from discontinued operations in the Company’s Consolidated Statements of Cash Flows.

Note 9 - Subsequent Events

Name Change - Amendments to Articles of Incorporation

On January 22, 2014 Hanover Portfolio Acquisitions, Inc. (the "Company") received written consents in lieu of a meeting of stockholders from holders of a majority of the shares of Common Stock representing in excess of 50% of the total issued and outstanding voting power of the Company approving an amendment to the Company's Certificate of Incorporation to change the name of the Company from “Hanover Portfolio Acquisitions, Inc.” to “ENDONOVO THERAPEUTICS, INC.”  The name change was affected pursuant to a Certificate of Amendment (the “Certificate of Amendment”), filed with the Secretary of State of Delaware on January 24, 2014.  A copy of the Certificate of Amendment is attached as Exhibit 3.1 to this Current Report on Form 8-K and is incorporated by reference into this Item 5.03.

Settlement on past due note

On January 27, 2014, the Company issued a promissory note pursuant for a settlement for an aggregate principal amount of $128,165 bearing interest at 10% per annum and payable July 27, 2014 (New Note) which includes the Creditor lending the Company another $100,000 as further described below.

The Company shall, concurrently with the issuance of the New Note, lend the Company $100,000 which shall be included in the principal of the New Note.  The Company, in addition to delivering to the Creditor the New Note, shall deliver to the Creditor one million two hundred seventy-‐five thousand (1,275,000) shares (the “Shares”) of its common stock from its authorized, but unissued, shares.  The certificate(s) for the Shares shall bear a restrictive legend reflecting the lack of registration under the Securities Act of 1933, as amended.

Private Placement

To date, the company has issued $197,000 in Notes and 985,000 shares to 11 accredited investors in the Private Placement.

Note extension

On January 30, 2014, one of the note holders agreed to extend the maturity date of the $100,000 promissory note for a period of one year. The Company paid an extension of 125,000 shares of the Company’s common stock.

Related Party Note – $70,000

On March 31, 2014, the Company issued a promissory note to an affiliate for a principal amount of $70,000. The Note carries an interest rate of 12% per annum and a maturity date of March 31, 2015 with interest due monthly.

Shares Issued for Services

To date, the company has issued 5,750,500 shares of common stock in connection with services provided.

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

We conducted an evaluation with the participation of our Chief Executive Officer of the effectiveness of our disclosure controls and procedures as of December 31, 2013.  Based on that evaluation, our Chief Executive Officer has concluded that as of December 31, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that as of December 31, 2013 our disclosure controls and procedures were not effective at the reasonable assurance level:

1.

We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ending December 31, 2013.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2013.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2014.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The summary of the rights, privileges and preferences of the Series AA Super Voting Preferred Stock described above is qualified in its entirety by reference to the Certificate of Designation as filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Default on Notes

Due to its limited resources, the Company has not been able to pay certain promissory notes when due and may be in default.  These notes are to an aggregate of 6 persons and aggregate $180,000 in principal amount.  Management believes that the Company may have valid defenses as to some of the promissory notes.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of officers and director as of April 10, 2014. Our Executive officers are elected annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Name	Age	Position
Alan Collier	48	Director, Chief Executive Officer, Interim Chief Financial Officer, and Secretary
Michael Mann	56	Executive Vice-President–Shareholder Relations

Set forth below is a brief description of the background and business experience of our executive officer and director, our Executive Vice President and Beneficial Owner and our Past CFO for the past five years.

Alan Collier has been the Chief Executive Officer, Secretary, and a director of the Company Since March 2012.  Mr. Collier has more than twenty (20) years of experience in finance, telecommunications, and consumer products. Over the progression of his career, he has specialized in the development and financing of early stage, high growth, and acquisitive companies (public and private).  He has structured, participated in, and completed numerous transactions including mergers and acquisitions, equity and debt placements, capital restructuring, joint venture development, and channel partner procurement.  Additionally, Mr. Collier was a Senior Managing Director at Mid-Market Securities, a FINRA-registered Broker-Dealer. He is also the co-founder and a Managing Member of C2 Capital, LLC, which provides management consulting services to companies preparing to go public. Prior to joining Mid-Market Securities, Mr. Collier was a Managing Director of Mosaic Capital and co-managed its Capital Markets Group at Mosaic Capital.  He was previously a Vice President at Corporate Capital Group and Managing Director and CEO of Greenbridge Capital Group. He has held numerous board and executive positions throughout his career.  Mr. Collier holds FINRA Series 7, 24, 63, and 79 Licenses.

Michael Mann has been the President since January 2014.  Mr. Mann was the Vice President of Shareholder Relations from March 2012 to January 2014 for the Company and he brings significant related experience in business operations and corporate finance. From 2008 to March 2012,, Mr. Mann has served as the President and Chief Executive Officer of Hanover Portfolio Acquisitions, Inc. formerly known as Hanover Asset Management, Inc.  Immediately prior thereto, Mr. Mann was the Founder, President, and Chief Executive Officer of U.S. Debt Settlement, Inc., a company listed on the Frankfurt Stock Exchange. Mr. Mann had personally overseen the growth and development of U.S. Debt Settlement since 2003. From January 2002 to July 2003, Mr. Mann was the Chief Executive Officer of Shared Vision Capital, a boutique investment banking firm that assisted emerging companies with early seed capital and bridge loans. From October 1998 through December 2001, Mr. Mann was the Vice President of Investor Relations for JuriSearch.com, an online legal research platform. During his tenure with JuriSearch.com, Mr. Mann was directly responsible for financing for the company’s growth and development.  In addition, Mr. Mann founded and served as the president of Universal Pacific Communications, a privately owned telecommunications company. Under his leadership, Universal Pacific developed a fiber optic disaster recovery telecommunications network. Mr. Mann has held Series 62 and 63 Securities Licenses.

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

Item 11. Executive Compensation.

The following executives of the Company received compensation in the amounts set forth in the chart below for the fiscal years ended December 31, 2013 and 2012. No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Alan Collier, Chief Executive Officer, Interim Chief Financial Officer,	2013	$234,000	0	49,985	0	0	0	0	$283,985
Secretary, and Director	2012	$152,000	0	48,681	0	0	0	0	$200,681
Michael Mann, Vice President, Former President and Chief Executive Officer	2013	$234,000	0	49,985	0	0	0	0	$283,985
	2012	$152,000	0	48,681	0	0	0	0	$200,681

(1)  This includes deferred compensation to Mr. Collier of $130,500 and $110,350 for 2012 and 2013 respectively. This includes deferred compensation to Mr. Mann of $230,300, and $146,000 for 2012 and 2013 respectively.

Outstanding Equity Awards at Fiscal Year-End Table

There were no outstanding equity awards for the year ended December 31, 2013.

Compensation of Directors

The directors will receive no compensation for serving as directors. However, the Company may reimburse its directors for any out-of-pocket cost reasonably incurred to attend a Board meeting.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of April 10, 2014, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of April 10 2014. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of April 10, 2014 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise specified, the address of each of the persons set forth below is care of the company at the address of: 6320 Canoga Avenue, 15th Floor Woodland Hills, CA 91367.

Name	Number of Shares Beneficially Owned (1)	Percent of Class (2)
Alan Collier 6320 Canoga Avenue, 15 th Floor Woodland Hills, CA 91367	17,325,258	18.96%

Michael Mann 835 E. Lamar Blvd, 202 Arlington, TX 76011	20,258,903	22.17%

*	less than 1%
(1)	This includes shares from Mr. Collier’s 401K and minor children . This includes 308,550 shares of common stock which will be issued to both Mr. Collier and Mr. Mann on June 1, 2014
(2)	Based on 91,357,814 shares of common stock outstanding as of April 10, 2014.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

On March 31, 2014, the Company issued a promissory note to Michael Mann for a principal amount of $70,000.  The Note carries an interest rate of 12% per annum and a maturity date of March 31, 2015 with interest due monthly.

We have made certain stock awards to our officers, see ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, Stock Issued as Compensation.

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

●

the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient ’ s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended December 31, 2013 and 2012, we were billed approximately $46,000 and $46,000 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2013 and 2012.

Tax Fees

For the Company’s fiscal years ended December 31, 2013 and 2012, we were billed approximately $0 and $0 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2013 and 2012.

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

(2) Financial Statement Schedule: None.

(3) Exhibits

EXHIBIT NUMBER	DESCRIPTION
2.1	Share Exchange Agreement (1)
3.1	Articles of Incorporation (2)
3.2	By-Laws (2)
3.3	Agreement and Plan of Merger (2)
3.4	Certificate of Designation (3)
21.1	Subsidiaries
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2012.
(2)	Incorporated by reference to the registration statement filed with the Securities and Exchange Commission on September 22, 2011.
(3)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2012

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of April, 2014.

ENDONOVO THERAPEUTICS, INC.

By:	/s/Alan Collier
Alan Collier
Chief Executive Officer (Duly Authorized, Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Alan Collier	Chief Executive Officer , Interim Chief Financial Officer, Secretary and Director	April 15, 2014
Alan Collier	(Principal Executive, Financial and Accounting Officer)