Form 10-Q
period 2014-03-31
ENDONOVO THERAPEUTICS, INC.
filed 2014-05-15
CIK 1528172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014.

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

As of May 15, 2014, there were 92,632,814 shares of common stock, $0.0001 par value issued and outstanding.

ENDONOVO THERAPEUTICS, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

March 31, 2014

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Endonovo Therapeutics, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets
Current Assets
Cash	$79,646	$3,255
Inventory	39,200	-
Total Current Assets	118,846	3,255

Property Plant and Equipment, net	55,163	58,338
Investments	12,000	12,000
Total Assets	$186,009	$73,593

Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$3,749,867	$3,293,918
Current portion - notes payable	893,978	604,416
Notes payable - related party	98,806	110,086
Total Current Liabilities	4,742,651	4,008,420

Note payable - less current portion	42,386	42,386
Acquisition payable	155,000	155,000
Total Liabilities	4,940,037	4,205,806

Shareholders' Deficit

Super AA super voting preferred stock, $0.0001 par value,
1,000,000 authorized and 1,000 issued and outstanding	-	-
Preferred stock, $0.0001 par value, 5,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 90,320,714 and 83,222,313 shares issued and outstanding	9,033	8,323
Additional paid-in capital	1,198,835	1,192,845
Accumulated deficit	(5,961,896)	(5,333,381)
Total Shareholders' Deficit	(4,754,028)	(4,132,213)
Total Liabilities and Shareholders' Deficit	$186,009	$73,593

See accompanying notes to condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries Condensed Consolidated Statement of Operations (Unaudited) For the Three Months Ended March 31, 2014

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013
Revenues, net	$17,759	$-
Costs of Goods Sold	(8,448)	-
Gross Profit	9,311	-

Operating Expenses	576,434	1,025,337
Operating Loss	(567,123)	(1,025,337)

Other Income (Expense)
Other income	535
Interest expense, net	(61,927)	(100,082)

Loss Before Provision for Income Taxes	(628,515)	(1,125,419)

Provision for Income Taxes	-	533
Net Loss	$(628,515)	$(1,125,952)

Basic and diluted loss per common share	$(0.01)	$(0.02)
Weighted average common share outstanding - basic and diluted	85,996,385	47,099,804

See accompanying notes to consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries Condensed Consolidated Statement of Cash Flows (Unaudited) For the Three Months Ended March 31, 2014 and 2013
	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013
Cash Flows From Operating Activities:
Net Loss	$(628,515)	$(1,125,952)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,175	3,624
Fair value of equity issued for services	4,715	471,562
Amortization of note discount	10,330	67,414
Changes in operating assets and liabilities:
Inventory	(39,200)	-
Accounts payable and accrued expenses	453,565	467,121
Net Cash Used in Operating Activities	$(195,930)	$(116,231)

Cash Flows From Financing Activities
Proceeds from the issuance of notes payable, net	287,000	150,000
Payment for notes payable	(3,399)	(1,815)
Payment for notes payable, related party	(11,280)	-
Net Cash Provided by Financing Activities	272,321	148,185

Net Increase (Decrease) in Cash	76,391	31,954
Cash, Beginning of Period	3,255	800
Cash, End of Period	$79,646	$32,754

Supplemental disclosure of cash flow information:
Cash paid for interest	$219	$2,410
Cash paid for income taxes	$532	$532

See accompanying notes to condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2014 and 2013

Note 1 - Organization and Nature of Business

Endonovo Therapeutics, Inc. and Subsidiaries (the “Company” or “ETI”) operates in two business segments: 1) purchases distressed debt portfolios at a significant discount to their face value and seeks to either collect on the outstanding balances or resell some or all of the portfolios and 2) intellectual property licensing and commercialization.   The debt portfolio acquisition business was discontinued during 2013.

Reverse Acquisition

On March 14, 2012, ETI, entered into a Share Exchange Agreement (“Agreement”) with IP Resources International (“IPR”) and certain of its shareholders. Under the Agreement, each participating IPR shareholder exchanged all of their issued and outstanding IPR common shares totaling 33,234,294, free and clear of all liens, and $155,000 for Company common shares of equal to 1.2342 times the number of IPR shares being transferred to the Company for a total of 41,017,766 shares. The $155,000 was not paid at closing.  The Company recorded the $155,000 as long-term liability acquisition payable, which is non-interest bearing. IPR agreed to make payments of up to 25% of the proceeds from any private placement or gross profits earned by IPR until the obligation is satisfied. The percentage of the proceeds to be paid is at the sole discretion of IPR’s Chief Executive Officer and the ex-Chief Executive Officer of the Company based on the liquidity of the Company.

As a result of the Agreement, the former shareholders of IPR owned approximately 89% of the Company and its officer and directors constitute the majority of the officers and directors of the Company at the closing. Since the shareholders, officers and directors of IPR have control of the Company the acquisition constitutes a reverse acquisition, so IPR is the accounting acquirer and ETI is the accounting acquiree. For accounting purposes, IPR becomes the parent and ETI becomes a wholly owned subsidiary. In comparison, the legal form of the acquisition is that ETI is the legal parent and IPR is the legal subsidiary.

The accompanying condensed consolidated financial statements are presented as IPR being the parent company and ETI as the wholly owned subsidiary with the historical financial position and results of operations being of the operations of IPR, which include the results of operations of ETI from the date of acquisition on March 14, 2012.  IPR began its operations on September 1, 2011.

As of the date of the acquisition, the sole director and officer and significant shareholder of ETI was a significant shareholder of IPR. Given the relationship, the transaction is considered not to be an arms length transaction and a step-up in the basis of the assets and liabilities acquired is precluded, as the transfer of assets and liabilities has not been affected. The Company has recorded the acquisition and issuance of 4,557,545 shares of its common stock at a value of $60,166, which is the historical cost basis of ETI as of the date of the transaction.  As of the date of the acquisition, ETI balance sheet consisted of cash of $53,048, accounts receivable of $4,954, fixed assets of $2,164 and no liabilities, for a net book value of $60,166.

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

WeHealAnimals, Inc. Acquisition

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements of Endonovo Therapeutics, Inc. and Subsidiaries have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated financial statements as of March 31,2014, and 2013 are unaudited; however, in the opinion of management such interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the Period presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

The consolidated financial statements of the Company include the accounts of ETI, IPR as of March 14, 2012, Aviva as of April 2, 2013 and WeHealAnimals as of November 16, 2013. All significant intercompany accounts and transactions are eliminated in consolidated.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates.

Going Concern

These accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for a period following the date of these consolidated financial statements.  The Company has raised $287,000 in debt financing for the period January 1, 2014 to March 31, 2014.  The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations.  However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern.  No adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.

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

Note 2 - Licensing Agreements

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

American Cryostem Corp.

Effective January 27, 2012, IPR entered into a License Agreement with American Cryostem Corp. ("ACSC") to acquire the rights to and to distribute certain intellectual property in China and Brazil. The term of the License Agreement shall be for one year.  The term shall automatically renew for an additional one-year term unless either party notifies the other that it does not desire to renew the License Agreement. Under the License Agreement, any distributer or sub-licensee, engaged by IPR, must pay 25% of its quarterly gross revenue. Of the 25% of quarterly gross revenue, IPR and ACSC split 50/50. In the event that IPR receives any upfront license fee from a sub-licensee, IPR is required to pay to ACSC 50% of any upfront license fee actually received. Under the terms of the agreement, IPR was not required to pay an upfront license fee.  The agreement expires on January 27, 2015.

Note 3 - Notes payable

In 2012, IPR initiated a private placement for up to $1,000,000 of financing by the issuance of notes payable at a minimum of $25,000. The notes bear interest at 12% per annum and are due and payable with accrued interest one year from issuance.  Also, IPR agreed to issue 102,850 shares of its common stock for every $25,000 invested.

Under the private placement, the Company has issued a total of two notes for an aggregate principal amount of $175,000. In addition IPR issued 719,950 share of its common stock at a fair value of $3,917 as determined using a valuation performed by a third party valuation firm.  In October 2012, the two note holders agreed to extend the maturity date of the notes for a period of one year. The Company paid an extension of 175,000 shares of the Company’s common stock at a fair value of $175 as determined by a valuation performed by a third party valuation firm.  On December 6, 2013, $150,000 of these notes was consolidated into a new note (see discussion below).  As of March 31, 2014 the balance outstanding on these notes is $25,000 and is past due.

In October and November 2012, the Company issued two (2) promissory notes in the amounts of $25,000 and $25,000, respectively. In addition the Company issued 250,000 share of its common stock at a fair value of $250 as determined by a valuation performed by a third party valuation firm.  On December 6, 2013, $25,000 of these notes was consolidated into a new note (see discussion below).  As of March 31, 2014, the balance of these notes was $25,000 and is past due.

In November 2012, the Company purchased a vehicle for $64,458. The purchase was financed through a note payable for $64,458 at interest of 2.99% per annum with sixty payments of $1,060 per month. As of March 31, 2014 the balance of the note was $51,707.

On January 14, 2013, the Company issued a promissory note for an aggregate principal amount of $25,000. In addition, the Company issued 125,000 shares of its common stock in connection with the issuance of the note as loan fees. These shares were valued at their issuance date fair market value and $25,000 was recorded as a note discount with the excess $12,500 recognized as a charge to interest expense upon issuance. The note carries an interest rate of 10% per annum and a maturity date of April 14, 2013 with interest due monthly in arrears.  As of March 31, 2014, the outstanding balance on the note was $25,000 and no interest has been paid to date.

On January 14, 2013, the Company issued a promissory note for an aggregate principal amount of $25,000. In addition, the Company issued 125,000 shares of its common stock in connection with the issuance of the note as loan fees. These shares were valued at their issuance date fair market value and $25,000 was recorded as a note discount with the excess $12,500 recognized as a charge to interest expense upon issuance. The note carries an interest rate of 10% per annum and a maturity date of July 1, 2013 with interest due monthly in arrears.  On January 27, 2014, the Company received an additional $100,000 and issued a new promissory note pursuant to a settlement on the outstanding and unpaid $25,000 note principal and accrued interest of $3,165 for an aggregate principal amount of $128,165 bearing interest at 10% per annum and payable July 27, 2014.  In connection with this new note, the Company issued 1,275,000 shares of its common stock.  These shares were valued at their issuance date at fair value and $1,275 was recorded as a note discount.

On January 31, 2013, the Company issued a promissory note for an aggregate principal amount of $100,000. In addition, the Company issued 500,000 shares of its common stock in connection with the issuance of the note as loan fees. These shares were valued at their issuance date fair market value of $75,000, which was recorded as a note discount. The note carries an interest rate of 10% per annum and a maturity date of January 30, 2014 with interest due monthly in arrears. On January 30, 2014, the note holder agreed to extend the maturity date to April 2014. The Company issued 125,000 shares of the Company’s common stock in consideration of this extension.  As of March 31, 2014 the outstanding balance pursuant to this extension of the note was $110,000.

In connection with acquisition of Aviva Companies Corporation on April 2, 2013, the Company acquired a note payable for an aggregate principal amount of $25,000 and accrued interest of $1,042 as of April 2, 2013.  The note accrues interest of 10% per annum and matured on May 1, 2013 however remains outstanding as of March 31, 2014 accruing interest.

In connection with acquisition of Aviva Companies Corporation on April 2, 2013, the Company acquired a note payable for an aggregate principal amount of $50,000 and accrued interest of $20,233 as of April 2, 2013. The note accrued interest of 10% per annum and matured on May 1, 2013, however remains outstanding as of March 31, 2014 accruing interest.

On August 30, 2013, the Company issued a promissory note for an aggregate principal amount of $25,000. In addition, the Company issued 125,000 shares of its common stock in connection with the issuance of the note as loan fees. These shares were valued at their issuance date fair market value of $125, which was recorded as a note discount. The note carries an interest rate of 10% per annum, however, during the continuance of any event of default, the Interest rate shall be increased to fourteen (14%) percent per annum. The interest shall be payable in arrears on the maturity date. The maturity date of the note is the earlier of July 1, 2014 or the closing of a “Qualified Financing”, an equity financing for gross proceeds of not less than $5,000,000. As of March 31, 2014 the outstanding balance of the note was $25,000.

On September 25, 2013, the Company issued a promissory note for an aggregate principal amount of $10,000. In addition, the Company issued 50,000 shares of its common stock in connection with the issuance of the note as loan fees. These shares were valued at their issuance date fair market value of $50, which was recorded as a note discount. The note carries an interest rate of 10% per annum, however, during the continuance of any event of default, the Interest rate shall be increased to fourteen (14%) percent per annum. The interest shall be payable in arrears on the maturity date.  The maturity date of the note is the earlier of July 1, 2014 or the closing of a “Qualified Financing”, an equity financing for gross proceeds of not less than $5,000,000.  As of March 31, 2014 the outstanding balance of the note was $10,000.

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

On December 6, 2013, the Company consolidated two notes payable and accrued interest issued to a shareholder of an aggregate principal of $175,000 and accrued interest of $43,156 into one note of $218,156 in a settlement agreement. The consolidated note carries interest of 12% per annum and is payable on the earlier of 1) one year after issuance on December 6, 2014, or 2) five business days after the date that the Company receives an additional $4.5MM in debt or equity financing. The Company issued an additional note to the shareholder concurrently with the consolidate settlement of $55,000 on December 6, 2013 as well as 3,000,000 shares of its common stock. The shares were valued at their issuance date fair market value of $3,000, which was recorded as a note discount. The note carries an interest rate of 12% with the principal and accrued interest due on February 28, 2014. The balance of $273,156 remains outstanding and continues to accrue interest at March 31, 2013.

From January 1, 2014 to March 31, 2014, the company has issued promissory notes for an aggregate principal of $117,000. In addition, the Company issued 585,000 shares of its common stock to these debt holders in the Private Placement Memorandum dated October 21, 2013 as loan fees.  These shares were valued at their issuance date fair market value of $585, which was recorded as a note discount.  These notes carry an interest rate of 10% per annum.  The interest is payable in arrears on their maturity dates between January and March 2015.

In aggregate, As of March 31, 2014, the principal balance of notes payable to non-related parties was $868,551 which is net of the unamortized portion of note discounts created from shares issued with notes payable of $$1,174. Amortization of note discounts was $10,329 during Q1 2014 and was charged to interest expense as of March 31, 2014.

Promissory Note - Related Party

In March 2012, concurrent with the reverse merger with HPA, the Company issued an acquisition payable of $155,000 to the shareholders of HPA which remains outstanding as of March 31, 2014.

On May 10, 2013, the Company issued a promissory note to an affiliate for an aggregate principal amount of $25,000. In addition, the Company issued 125,000 shares of its common stock in connection with the issuance of the note as loan fees. The Note carries an interest rate of 8% per annum and a maturity date of October 10, 2013 with interest due in arrears.  A note discount of $125 was recorded on date of issuance and fully amortized as of December 31, 2013.  As of March 31, 2014 the outstanding balance on the note was paid in full.

On November 16, 2013, pursuant to the Asset Purchase Agreement WHA, the Company issued a note payable of $96,000. The note accrues interest of 10% per annum. In the event of default, the interest rate shall be increased to 14% per annum. The note matures on May 15, 2014 and payment of maturity and accrued interest are due on the last day of each calendar year. The full principal balance of the note remained outstanding as of March 31, 2014.

On March 31, 2014, the Company issued a promissory note to Michael Mann for a principal amount of $70,000. The Note carries an interest rate of 12% per annum and a maturity date of March 31, 2015 with interest due monthly.

In aggregate, as of March 31, 2014, the principal balance of notes payable to related parties was $323,806.

As of March 31, 2014, future minimum payments due fiscal years due on notes payable are as follows:

As of March 31,	Non-Related Parties	Related Parties	Total
2015	$ 830,512	$ 168,806	$ 999,318
2016	12,720	-	$ 12,720
2017	12,720	-	$ 12,720
2018	12,720	-	$ 12,720
2019	1,056	-	$ 1,056
Thereafter	-	155,000	$ 155,000
Total	$ 869,728	$ 323,806	$ 1,193,534

Note 4 - Shareholders’ Deficit

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

The Company’s shares began trading in January 2013; as a result the Company utilized market value for its stock when valuing its common stock for the three months ended March 31, 2013. During the second quarter of 2013, the Company revalued the shares based on low trading volume to $0.001. As of March 31, 2014, the total awards granted were 56,544,420_ shares with 32,867,182 shares vested and issued and 23,677,238 shares unvested. The total expense recorded for the Three Months Ended March 31, 2014 and 2013, was $4,715 and $471,562, respectively.

On June 18, 2013, Endonovo Therapeutics, Inc. (the "Company") received written consents in lieu of a meeting of stockholders from holders of a majority of the shares of Common Stock representing in excess of 50% of the total issued and outstanding shares of voting stock of the Company approving an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock, from 75,000,000 shares to 250,000,000 shares.  The increase in authorized shares was effected pursuant to a Certificate of Amendment (the “Certificate of Amendment”),

filed with the Secretary of State of Delaware on September 20, 2013, and a Certificate of Correction to the of Certificate of Amendment (the “Certificate of Correction”, together with the Certificate of Amendment, the “Certificates”), filed with the Secretary of State of the State of Delaware on September 26, 2013 to correctly state the par value of the Company’s Common Stock as $0.0001 per share.  Definitive confirmation of the filing of the Certificates was received on October 10, 2013.

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

Each holder of outstanding shares of Series AA Super Voting Preferred Stock shall be entitled to one hundred thousand (100,000) votes for each share of Series AA Super Voting Preferred Stock held on the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company.  As of March 31, 2014, there were one thousand (1,000) shares of Series AA Preferred stock outstanding.

The following table presents the issuance, vesting and shares to be vested of the stock grants. The unvested as of March 31, 2014 will vest on a weighted average of approximately 0.18 years:

	Number of	Estimated Market
	Shares	Value
Beginning balance January 1, 2014	21,352,807
Issued	5,113,400
Vested	(2,793,135)
Forfeited	-
Balance unvested, March 31, 2014	23,673,072	$ 23,673

During the three months ended March 31, 2014, the Company issued 5,113,400 shares of its common stock at a fair value of $4,715 for services rendered.

During the three months ended March 31, 2014, the Company issued 1,985,000 shares of its common stock issued with notes payable at a fair value of $1,985.

Note 5 Subsequent Events.

Reverse Spilt

On April 28, 2014, we concluded the process of changing our corporate name to Endonovo Therapeutics, Inc. and began trading under the symbol ENDV.   The Company has enacted a reverse stock split, which is expected to become effective in the middle or end of May 2014. This stock split will reduce our issued and outstanding shares from 92,632,814 to 926,329.  No share or per share numbers in this report have been adjusted for such reverse stock split.

Private Placement

As of April 1, 2014, the company has issued $185,000 in Notes and shares to 5 accredited investors in the Private Placement.

Note extensions

On April 29, 2014, one of the note holders agreed to extend the maturity date of its $100,000 promissory note for a period of three months. The Company issued 125,000 shares of the Company’s common stock in consideration of this extension.  The maturity date of the note has been extended to July 30, 2014.

On May 12, 2014, one of our note holders agreed to extend the maturity date of the $96,000 promissory note to a related party to November 15, 2014. The Company will issue 250,000 of the Company’s common stock in consideration of this extension.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Endonovo Therapeutics, Inc. (the “Company” or “ETI”) was comprised of two business segments: (1) a debt portfolio management company and (2) an intellectual property management and commercialization company.  During 2013, the debt portfolio management business was discontinued.

Our debt portfolio management segment purchased defaulted, unsecured, consumer receivables in the secondary market and generates revenue through collections utilizing an outsourced collection network and through the strategic resale of portfolios. This segment acquires credit-card receivable portfolios at significant discounts to the total amounts owed by the debtors. Defaulted consumer receivable portfolios that include charged-off credit card receivables are accounts that have been written-off by the originators. We purchased defaulted consumer receivable portfolios from creditors and others through privately negotiated direct sales. Our results depended upon our ability to purchase and collect a sufficient volume of our consumer receivables to generate revenue that exceeds our costs.

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

Going Concern

Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements, of our subsidiary ETI, as of and for the fiscal year ended December 31, 2013 that states that our ongoing losses and lack of resources causes substantial doubt about our ability to continue as a going concern.

Recent Acquisitions

Reverse Acquisition

On March 14, 2012, ETI, entered into a Share Exchange Agreement (“Agreement”) with IPR and its certain shareholders. Under the Agreement, each participating IPR shareholder exchanged all of their issued and outstanding IPR common shares totaling 33,234,294, free and clear of all liens, and $155,000 for Company common shares equal to 1.2342 times the number of IPR shares being transferred to the Company for a total of 41,017,766 shares. The $155,000 was not paid at closing. The Company recorded the $155,000 as acquisition payable. IPR agreed to make payments of up to 25% of the proceeds from any private placement or gross profits earned by IPR until the obligation is satisfied. The percentage of the proceeds to be paid is at the sole discretion of IPR’s Chief Executive Officer and the ex-Chief Executive Officer of the Company based on the liquidity of the Company.

As a result of the Agreement, the former shareholders of IPR now own approximately 89% of the Company and its officer and directors constitute the majority of the officers and directors of the Company. Since the shareholders, offices and directors of IPR have control of the Company the acquisitions constitutes a reverse acquisition, so IPR is the accounting acquirer and ETI is the accounting acquiree. For accounting purposes, IPR becomes the parent and ETI becomes a wholly owned subsidiary. For legal purposes, ETI is the legal parent and IPR is the legal subsidiary.

The accompanying condensed consolidated financial statements are presented as IPR being the parent company and ETI as the wholly owned subsidiary with the historical financial position and results of operation being of the operations of IPR including the results of operations of ETI from the date of acquisition March 14, 2012.  IPR began its operations on September 1, 2011, and formed as a legal entity on October 17, 2011.  As a result of this transaction, the Company will also operate as an intellectual property licensing and commercialization firm.  IPR believes that its primary markets will include Asia, Brazil, and Europe. As of the date of the acquisition, the sole director and officer and significant shareholder of ETI was a significant shareholder of IPR. Given the relationship, the transaction is considered not to be an arm's length transaction and a step-up in the basis of the assets and liabilities acquired is precluded, as the transfer of assets and liabilities has not been affected. The Company has recorded the acquisition and issuance of 4,557,545 shares of its common stock at a value of $60,167 the historical cost basis of ETI as of the date of the transaction.

Acquisition

Acquisition of Aviva Companies Corporation.

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

Results of Operations

Revenues

We had no revenue for the three months ended March 31, 2013.  Our net revenue was $17,759 for the three months ended March 31, 2014. We are in an early stage and our revenues will be small and erratic until our operations develop.  The growth of our business is dependent on successfully raising additional capital to fund our growth

Operating Expenses

Our operating expenses for the three months ended March 31, 2014 were approximately $576,000. The operating expenses were comprised primarily from consulting and professional fees for the development of our intellectual property management and licensing activities and expenses related to being a public company. Interest expenses for our debt were approximately $62,000.

Liquidity and Capital Resources

Since inception and through March 31, 2014, the Company has raised $962,000 in equity and debt transactions. These funds have been used to commence the operations of the Company to acquire and begin the development of its licenses portfolio. These activities include attending trade shows, marketing our licenses and corporate development.  Our accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these condensed consolidated financial statements. However, the Company has incurred substantial losses and has acquired additional debt with acquisition of WeHealAnimals, Inc. of $96,000 which is now due and payable as of September 30, 2014.  Its current liabilities exceed its current assets and available cash is not sufficient to fund the expected future operation.  The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern. To reduce the risk of not being able to continue as a going concern, management has implemented its business plan to materialize revenues from it license agreements and has initiated a private placement offering to raise capital through the sale of its common stock.  Although, uncertainty exists as to whether the Company will be able generate enough cash from operations to fund the Company’s working capital needs or raise sufficient capital to meet the Company’s obligations as they become due, no adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.  Our cash on hand at March 31, 2014 was $79,646.  This will only fund operations for a few months if additional capital is not raised.

The Company is not aware of any recently issued accounting pronouncements that when adopted will have a material effect on the Company’s financial position or result of its operation.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that as of March 30, 2014 our disclosure controls and procedures were not effective at the reasonable assurance level:

1.

We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended March 30, 2014.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2014 we issued an aggregate of 5,113,400 shares of our common stock to 18 consultants and other independent contractors.

The above issuances of securities during the three months ended March 31, 2014 were exempt from registration pursuant to Section 4(2), and/or Regulation D promulgated under the Securities Act. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Mine Safety Disclosures.

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit Number	Exhibit Title

3.1	Certificate of Amendment to the Certificate of Incorporation affecting a 100 for one reverse stock split.

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

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

Dated May 15, 2014

Endonovo Therapeutics, Inc.

By:	/s/ Alan Collier
Alan Collier
Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)