Form 10-Q
period 2014-06-30
ENDONOVO THERAPEUTICS, INC.
filed 2014-08-19
CIK 1528172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014.

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

As of August 19, 2014, there were 65,951,742 shares of common stock, $0.0001 par value issued and outstanding.

ENDONOVO THERAPEUTICS, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

June 30, 2014

		Page Number
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	13
Item 4.	Controls and Procedures.	13

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	14
Item 1A.	Risk Factors.	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	14
Item 3.	Defaults Upon Senior Securities.	15
Item 4.	Mine Safety Disclosures	15
Item 5.	Other Information.	15
Item 6.	Exhibits.	15

SIGNATURES		15

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Endonovo Therapeutics, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)

Assets
Current Assets
Cash	$144,983	$3,255
Other current assets	7,000	-
Total Current Assets	151,983	3,255
Property Plant and Equipment, net	44,057	58,338
Intangible Assets	-	12,000
Total Assets	$196,040	$73,593
Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$3,611,655	$3,293,918
Note payable - Current portion	1,183,547	604,416
Notes payable - related party	166,000	110,086
Total Current Liabilities	4,961,202	4,008,420

Note payable - less current portion	34,528	42,386
Acquisition payable	155,000	155,000
Total Liabilities	5,150,730	4,205,806
Shareholders' Deficit
Common stock, $0.001 par value, 5,115,393 and 832,223 shares issued and outstanding, respectively	5,115	832
Additional paid-in capital	1,204,777	1,200,336
Accumulated deficit	(6,164,581)	(5,333,381)
Total Shareholders' Deficit	(4,954,690)	(4,132,213)
Total Liabilities and Shareholders' Deficit	$196,040	$73,593

See accompanying notes to condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries Condensed Consolidated Statement of Operations (Unaudited)
	For Three Months Ended June 30,		For Six Months Ended June 30,
	2014	2013	2014	2013
Revenues, net	$16,422	$-	$34,181	$-
Cost of goods sold	5,910	-	14,358	-
Gross profit	10,512	-	19,823	-

Operating Expenses	836,871	481,596	1,413,306	1,507,466
Operating Loss	(826,359)	(481,596)	(1,393,483)	(1,507,466)

Other Income (Expense)
Other income	649,800	4,032	650,335	4,032
Interest expense, net	(26,125)	(60,471)	(88,052)	(160,553)
Other expenses	-	(101,957)	-	(101,957)
Loss Before Provision for Income Taxes	(202,684)	(639,992)	(831,200)	(1,765,944)

Provision for Income Taxes	-	-	-	-
Net Loss	$(202,684)	$(639,992)	$(831,200)	$(1,765,944)

Basic and diluted loss per common share	$(0.26)	$(0.93)	(1.00)	$(2.77)
Weighted average common share outstanding - basic and diluted	786,497	687,273	832,223	638,024

See accompanying notes to condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries Condensed Consolidated Statement of Cash Flows (Unaudited)
	For the Six Months ended June 30,
	2014	2013
Cash Flows From Operating Activities
Net Loss	$(831,200)	$(1,765,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	14,281	4,862
Impairment expense	12,000	101,957
Fair value of equity issued for services	2,694	475,170
Amortization of note discount	6,030	104,410
Fair value of shares issued with notes payable
Changes in operating assets and liabilities:
Account receivable		300
Prepaid expenses	(7,000)
Accounts payable and accrued expenses	317,737	903,656
Net Cash Used in Operating Activities	(485,459)	(175,589)

Cash Flows From Investing Activities
Net cash received in acquisition of subsidiary	-	3,743

Net Cash Provided by Investing Activitities	-	3,743

Cash Flows From Financing Activities
Proceeds from the issuance of notes payable	646,897	175,000
Payment for notes payable	(19,710)	(1,816)

Net Cash Provided by Financing Activities	627,187	173,184

Net Increase (Decrease) in Cash	141,728	1,338
Cash, Beginning of Period	3,255	800
Cash, End of Period	$144,983	$2,138

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$5,911
Cash paid for income taxes	$-	$-

Noncash investing and financing activities:	-	-

See accompanying notes to condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2014 and 2013

Note 1 - Organization and Nature of Business

Endonovo Therapeutics, Inc. and Subsidiaries (the “Company” or “ETI”) operates in three business segments: 1) purchases distressed debt portfolios at a significant discount to their face value and seeks to either collect on the outstanding balances or resell some or all of the portfolios; 2) intellectual property licensing and commercialization; and 3) biomedical research and development which has included the development of the TVEMF device which has been the source of all revenues in the current year.  The debt portfolio acquisition business was discontinued during 2013.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements of Endonovo Therapeutics, Inc. and Subsidiaries have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated financial statements as of June 30, 2014, and 2013 are unaudited; however, in the opinion of management such interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the Period presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

The consolidated financial statements of the Company include the accounts of ETI, IPR as of March 14, 2012, Aviva as of April 2, 2013 and WeHealAnimals as of November 16, 2013. All significant intercompany accounts and transactions are eliminated in consolidated.

Going Concern

These accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for a period following the date of these consolidated financial statements.  The Company has raised $646,200 in debt financing for the period January 1, 2014 to June 30, 2014.  The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations.  However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern.  No adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty. To reduce the risk of not being able to continue as a going concern, management has implemented its business plan to materialize revenues from it license agreements, has initiated a private placement offering to raise capital through the sale of its common stock and is seeking out profitable companies.  Although, uncertainty exists as to whether the Company will be able generate enough cash from operations to fund the Company’s working capital needs or raise sufficient capital to meet the Company’s obligations as they become due, no adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.

Recent Accounting Standard Updates

The Company is not aware of any recently issued accounting pronouncements that when adopted will have a material effect on the Company’s financial position or result of its operations.

Note 2 - Notes payable

In October 2013, the Company initiated a private placement for up to $1,000,000 of financing by the issuance of notes payable at a minimum of $25,000. The notes bear interest at 10% per annum and are due and payable with accrued interest one year from issuance.  Also, the Company agreed to issue 125,000 shares of its common stock for each unit. From January 1, 2014 to June 30, 2014, the company has issued promissory notes for an aggregate principal of $646,897. In addition, the Company issued 2,240,000 shares of its common stock as loan fees (See Note 3 – Common Stock “Reverse Split”).  These shares were valued at their issuance date fair market value of $2,240, which was recorded as a note discount.  These notes carry an interest rate of 10% per annum.  The interest is payable in arrears on their maturity dates between January and June 2015.

In aggregate, As of June 31, 2014, the principal balance of notes payable to non-related parties was $1,218,075 net of the unamortized portion of note discounts created from shares issued with notes payable of $2,278. Amortization of note discounts was $12,180 for the six months ended June 30, 2014.

Promissory Note - Related Party

On March 31, 2014, the Company issued a promissory note to Michael Mann for a principal amount of $70,000. The Note carries an interest rate of 12% per annum and a maturity date of March 31, 2015 with interest due monthly.

As of June 30, 2014, future minimum payments due fiscal years due on notes payable are as follows:

As of June 30,	Non-Related Parties	Related Parties	Total
2015	$ 1,185,825	$ 166,000	$ 1,351,825
2016	11,852	-	$ 11,852
2017	12,212	-	$ 12,212
2018	10,464	-	$ 10,464
2019	-	-	$ -
Thereafter	-	155,000	$ 155,000
Total	$ 1,220,353	$ 321,000	$ 1,541,353

Note 3 - Shareholders’ Deficit

Reverse Spilt

On April 28, 2014, we concluded the process of changing our corporate name to Endonovo Therapeutics, Inc. and began trading under the symbol ENDV.   The Company has enacted a reverse stock split, which is expected to become effective in the middle or end of May 2014. This stock split will reduce our issued and outstanding shares from 92,632,814 to 926,329.  All share or per share numbers in this report have been adjusted for the reverse stock split.

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

The Company’s shares began trading in January 2013; as a result the Company utilized market value for its stock when valuing its common stock for the three months ended March 31, 2013. During the second quarter of 2013, the Company revalued the shares based on low trading volume to $0.001. As of June 30, 2014, the total awards granted were 55,005,780 shares with 37,698,363 shares vested and issued and 17,307,417 shares unvested. The total expense recorded for the Six Months Ended June 30, 2014 and 2013, was $2,663 and $475,170, respectively.

The following table presents the unissued shares related to the stock grants:

	Number of	Estimated Market
	Shares	Value
Beginning balance January 1, 2014	21,506,500
New Contracts	3,490,000
Issued	(7,689,083)
Forfeited	-
Balance unissued, June 30, 2014	17,307,417	$ 17,307

During the six months ended June 30, 2014, the Company issued 1,854,674 shares of its common stock at a fair value of $2,694 for services rendered.

Note 4 - Other Income

As of June 30, 2014, the Company entered into an agreement with a consultant to settle amounts due under the consulting agreement. As of June 30, 2014, the Company owed the consultant $540,000 of deferred compensation and $199,800 of interest accrued on the unpaid balance monthly over the term that the compensation was not paid. The Company has reduced the deferred compensation and accrued interest payable to $90,000. The $649,800 has been recognized as other income in the accompanying condensed consolidated statement of operation for the three months ended June 30, 2014.

Note 5 - Subsequent Events.

On August 15, 2014, the Company issued an aggregate of 60,836,350 shares of its common stock as a part of its previously announced recapitalization.  As a result of these issuances, the total number of shares outstanding increased from 5,115,393 to 65,951,742.  The shares that were issued were all exempt under section 4(2) of the Securities Act of 1933, as amended (the “Act”) as transactions by an issuer not involving a public offering.  An aggregate of 60,676,349 shares were issued as compensation to independent contractors, including 58,506,078 shares issued to management.

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

Overview

Endonovo Therapeutics, Inc. and Subsidiaries (the “Company” or “ETI”) operates in three business segments: 1) purchases distressed debt portfolios at a significant discount to their face value and seeks to either collect on the outstanding balances or resell some or all of the portfolios; 2) intellectual property licensing and commercialization; and 3) biomedical research and development which has included the development of the TVEMF device which has been the source of all revenues in the current year.   The debt portfolio acquisition business was discontinued during 2013.

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

Our biomedical research segment is concentrating on the development of the TVEMF device for human and veterinary applications.  We have realized revenues from sales of our TVEMF device.

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

Acquisition

Acquisition of Aviva Companies Corporation.

On April 2, 2013, the Company entered into an Acquisition Agreement (the “Acquisition Agreement”) with (i) The Aviva Companies Corporation (“Aviva”) and (ii) all of the shareholders of Aviva (the “Shareholders”) pursuant to which the Company acquired all of the outstanding shares of Aviva in exchange for the issuance of 6,000,000 shares of our common stock, par value $0.0001 per share to the Shareholders (the “Share Exchange”). As a result of the Share Exchange, Aviva became a wholly-owned subsidiary of the Company.  We do not anticipate devoting significant resources to the further development of this company.

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

The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer and accepted by the customer as completed pursuant to Company’s Licensing Agreements, (iii) collectability is reasonably assured. The Company has yet to realize any revenues from its licensing agreements.  All of our revenues in the current year are from the sale of the TVEMF device.

Recently Issued Accounting Pronouncements

The Company is not aware of any recently issued accounting pronouncements that when adopted will have a material effect on the Company’s financial position or result of its operations.

Results of Operations

Revenues

We had no revenue for the three months ended June 30, 2013.  Our net revenue was approximately $16,000 for the three months ended June 30, 2014. We are in an early stage and our revenues will be small and erratic until our operations develop.  The growth of our business is dependent on successfully raising additional capital to fund our growth

Operating Expenses

Our operating expenses for the three months ended June 30, 2014 were approximately $826,000. The operating expenses were comprised primarily from consulting and professional fees for the development of our intellectual property management and licensing activities and expenses related to being a public company. Interest expenses for our debt were approximately $26,000.

Liquidity and Capital Resources

Since inception and through June 30, 2014, the Company has raised $1,327,000 in equity and debt transactions. These funds have been used to commence the operations of the Company to acquire and begin the development of its licenses portfolio. These activities include attending trade shows, marketing our licenses and corporate development.  Our accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these condensed consolidated financial statements. However, the Company has incurred substantial losses and has acquired additional debt with acquisition of WeHealAnimals, Inc. of $96,000, which is now due and payable as of November 15, 2014.  Its current liabilities exceed its current assets and available cash is not sufficient to fund the expected future operation.  The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern. To reduce the risk of not being able to continue as a going concern, management has implemented its business plan to materialize revenues from it license agreements and has initiated a private placement offering to raise capital through the sale of its common stock.  Although, uncertainty exists as to whether the Company will be able generate enough cash from operations to fund the Company’s working capital needs or raise sufficient capital to meet the Company’s obligations as they become due, no adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.  Our cash on hand at June 30, 2014 was approximately $145,000.  This will only fund operations for a few months if additional capital is not raised.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that as of June 30, 2014 our disclosure controls and procedures were not effective at the reasonable assurance level:

1.  We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended June 30, 2014.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2014 we issued an aggregate of 1,854,674 shares of our common stock to approximately 16 consultants and other independent contractors.

The above issuances of securities during the six months ended June 30, 2014 were exempt from registration pursuant to Section 4(2), and/or Regulation D promulgated under the Securities Act. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

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

Dated August 19, 2014

Endonovo Therapeutics, Inc.

By:	/s/ Alan Collier
Alan Collier
Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)