Form 10-Q
period 2014-09-30
ENDONOVO THERAPEUTICS, INC.
filed 2014-11-14
CIK 1528172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014.

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

As of November 14, 2014, there were 76,636,453 shares of common stock, $0.0001 par value issued and outstanding.

ENDONOVO THERAPEUTICS, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

September 30, 2014

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Endonovo Therapeutics, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)

Assets
Current Assets
Cash	$51,189	$3,255
Other current assets	7,000	-
Total Current Assets	58,189	3,255
Property Plant and Equipment, net	40,824	58,338
Intangible Assets	-	12,000
Total Assets	$99,013	$73,593

Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$3,187,699	$3,293,918
Note payable - Current portion	967,465	604,416
Notes payable - related party	241,000	110,086
Total Current Liabilities	4,396,164	4,008,420

Note payable - less current portion	31,598	42,386
Acquisition payable	155,000	155,000
Total Liabilities	4,582,762	4,205,806

Shareholders' Deficit
Common stock, $0.0001 par value, 75,157,901 and 832,223 shares issued and outstanding, respectively	7,516	832
Additional paid-in capital	1,579,409	1,200,336
Stock subscription receivable	(727)	-
Accumulated deficit	(6,069,947)	(5,333,381)
Total Shareholders' Deficit	(4,483,749)	(4,132,213)
Total Liabilities and Shareholders' Deficit	$99,013	$73,593

See accompanying notes to condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiary

Condensed Consolidated Statement of Operations (Unaudited)

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues, net	$20,640	$-	$54,821	$-
Cost of goods sold	15,827	-	30,185	-
Gross profit	4,813	-	24,636	-

Operating Expenses	631,994	427,819	2,045,300	1,935,284
Operating Loss	(627,181)	(427,819)	(2,020,664)	(1,935,284)

Other Income (Expense)
Other income	760,215	142	1,410,550	4,174
Interest expense, net	(38,400)	(24,720)	(126,452)	(185,273)
Other expenses	-	-	-	(101,957)
Loss Before Provision for Income Taxes	94,634	(452,397)	(736,566)	(2,218,340)

Provision for Income Taxes	-	-	-	-
Net Loss	$94,634	$(452,397)	$(736,566)	$(2,218,340)

Basic and diluted loss per common share	$0.00	$(0.62)	(0.10)	$(3.31)
Weighted average common share outstanding - basic and diluted	45,387,690	730,527	7,695,951	669,387

See accompanying notes to condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiary

Condensed Consolidated Statement of Cash Flows (Unaudited)

	For the Nine Months ended September 30,
	2014	2013
Cash Flows From Operating Activities
Net Loss	$(736,566)	$(2,218,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	12,514	14,369
Impairment expense	12,000	101,957
Fair value of equity issued for services	34,462	480,048
Amortization of note discount	14,789	-
Gain on extinguishment of liabilities	(1,410,550)
Amortization of note discount, net		(131,992)

Changes in operating assets and liabilities:
Account receivable		-
Prepaid expenses	(2,000)
Accounts payable and accrued expenses	1,393,789	1,286,223
Net Cash Used in Operating Activities	(681,562)	(203,751)

Cash Flows From Investing Activities
Purchase of property, plant and equipment		244
Net cash received in acquisition of subsidiary		3,743
Net Cash Provided by Investing Activities		3,987

Cash Flows From Financing Activities
Proceeds from the issuance of notes payable	755,500	185,000
Proceeds from the issuance of notes payable – related party		25,000
Payment for notes payable – related party		8,012
Payment for notes payable	(26,004)	(1,816)
Net Cash Provided by Financing Activities	729,496	200,172

Net Increase (Decrease) in Cash	47,934	408
Cash, Beginning of Period	3,255	800
Cash, End of Period	$51,189	$1,208

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Noncash investing and financing activities:	-	-

Debt converted into common stock	33,247	-
Subscription receivable on common stock issued	727	-
Debt acquired in acquisition	-	98,150
Debt acquired in purchase of property, plant and equipment	-	58,112
Acquisition payable	-	155,000

See accompanying notes to condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2014 and 2013

Note 1 - Organization and Nature of Business

Endonovo Therapeutics, Inc. and Subsidiaries (the “Company” or “ETI”) operates in two business segments: 1) intellectual property licensing and commercialization; and 2) biomedical research and development which has included the development of the TVEMF device which has been the source of all revenues in the current year.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements of Endonovo Therapeutics, Inc. and Subsidiaries have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated financial statements as of September 30, 2014, and 2013 are unaudited; however, in the opinion of management such interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the Period presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

The consolidated financial statements of the Company include the accounts of ETI, IPR as of March 14, 2012, Aviva as of April 2, 2013 and WeHealAnimals as of November 16, 2013. All significant intercompany accounts and transactions are eliminated in consolidated.

Going Concern

These accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for a period following the date of these consolidated financial statements.  The Company has raised approximately $755,000 in debt financing for the period January 1, 2014 to September 30, 2014.  The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations.  However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern.  No adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty. To reduce the risk of not being able to continue as a going concern, management has implemented its business plan to materialize revenues from it license agreements, has initiated a private placement offering to raise capital through the sale of its common stock and is seeking out profitable companies.  Although, uncertainty exists as to whether the Company will be able generate enough cash from operations to fund the Company’s working capital needs or raise sufficient capital to meet the Company’s obligations as they become due, no adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.

Recent Accounting Standard Updates

The Company is not aware of any recently issued accounting pronouncements that when adopted will have a material effect on the Company’s financial position or result of its operations.

Note 2 - Notes payable

In October 2013, the Company initiated a private placement for up to $500,000 of financing by the issuance of notes payable at a minimum of $25,000. The notes bear interest at 10% per annum and are due and payable with accrued interest one year from issuance.  Also, the Company agreed to issue 125,000 shares of its common stock for each unit. In July 2014, the Company initiated a private placement for up to $500,000 of financing by the issuance of notes payable at a minimum of $25,000. The notes bear interest at 10% per annum and are due and payable with accrued interest one year from issuance.  Also, the Company agreed to issue 50,000 shares of its common stock for each unit. From January 1, 2014 to September 30, 2014, the company has issued promissory notes for an aggregate proceeds of approximately principal of $755,000. In addition, the Company issued 2,653,500 shares of its common stock as loan fees (See Note 3 – Common Stock “Reverse Split”).  These shares were valued at their issuance date fair market value of $2,653, which was recorded as a note discount.  These notes carry an interest rate of 10% per annum.  The interest is payable in arrears on their maturity dates between January and September 2015.

During the quarter ended September 30, 2014, the Company entered into three Allonge agreements (“Allonge Agreements”) with three note holders. The Allonge Agreement provides for the note holders to extend the maturity dates of their notes and the option to convert the notes into shares of the Company’s common stock at a conversion rate of $0.50 per shares. The total shares issuable under the conversion feature was 602,806 in the aggregate. In connection with the Allonge Agreements the holders where issued in the aggregate 1,142,100 shares of the Company’s common stock. Upon the execution of the Allonge Agreements, each of the holders elected to convert the notes.

In aggregate, As of September 30, 2014, the principal balance of notes payable to non-related parties was approximately $1,000,000 net of the unamortized portion of note discounts created from shares issued with notes payable of approximately $2,000. Amortization of note discounts was approximately $12,000 for the nine months ended September 30, 2014.

Promissory Note - Related Party

On March 31, 2014, the Company issued a promissory note to Michael Mann for a principal amount of $70,000. The Note carries an interest rate of 12% per annum and a maturity date of March 31, 2015 with interest due monthly.

As of September 30, 2014, future minimum payments due fiscal years due on notes payable are as follows:

As of September 30,	Non-Related Parties	Related Parties	Total
2015	$ 967,465	$ 241,000	$ 1,208,465
2016	11,941	-	$ 11,941
2017	12,303	-	$ 12,303
2018	7,354	-	$ 7,354
2019	-	-	$ -
Thereafter	-	155,000	$ 155,000
Total	$ 999,063	$ 396,000	$ 1,395,063

Note 3 - Shareholders’ Deficit

Reverse Spilt

On April 28, 2014, we concluded the process of changing our corporate name to Endonovo Therapeutics, Inc. and began trading under the symbol ENDV.  The Company has enacted a reverse stock split effective May 15, 2014.  All share or per share numbers in this report have been adjusted for the reverse stock split.

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

The shares of common stock that have vested through January 2013 were valued based on a valuation performed by an independent valuation firm as the Company had no active market for its shares prior to that time. The Company’s shares began trading in January 2013; as a result the Company utilized market value for its stock when valuing its common stock for the three months ended March 31, 2013. During the second quarter of 2013, the Company revalued the shares based on low trading volume to $0.001. As of September 30, 2014, the total awards granted were 20,817,668 shares with 5,830,370 shares vested and issued and 14,987,298 shares unvested. The total expense recorded for the Nine Months Ended September 30, 2014 and 2013, was $2,761 and $479,639, respectively.

The following table presents the unissued shares related to the stock grants:

	Number of	Estimated Market
	Shares	Value
Beginning balance January 1, 2014	17,593,422	-
New Contracts	2,972,700	-
Issued	(5,578,824)	-
Forfeitures	-
	14,987,298	-

During the nine months ended September 30, 2014, the Company issued an additional 21,502,401 shares of its common stock at a fair value of $21,502 for services rendered

During the nine months ended September 30, 2014, the Company had the following share issuances of its common stock at a current market value of $0.001 per share:

•

Sold 726,851 shares of its common stock for total consideration of $727. The Company has recorded the purchase price as a stock subscription receivable, which has been classified as stockholders equity as the Company has not received the consideration as of the issuance of these financial statements.

•

Converted $504 of its accounts payable into 5,036,453 shares of its common stock.

•

Converted $38,794 of accrued compensation into 38,793,547 shares of its common stock

Note 4 - Other Income

During the quarter ended June 30, 2012, the Company entered into an agreement with a consultant to settle amounts due under the consulting agreement. As of June 30, 2014, the Company owed the consultant $540,000 of deferred compensation and $199,800 of interest accrued on the unpaid balance monthly over the term that the compensation was not paid. The Company has reduced the deferred compensation and accrued interest payable to $90,000. The $649,800 has been recognized as other income in the accompanying condensed consolidated statement of operation for the three months ended June 30, 2014.

During the quarter ended September 30, 2014, the Company entered into agreements with certain consultant to reduce the amount of deferred compensation. The company has recorded the reduction of $750,750 as other income.

Note 5 - Subsequent Events.

From October 1, 2014 to October 21, 2014 an aggregate of 928,550 shares of restricted common stock was issued as compensation to independent contractors

On October 29, 2014, the Company issued a promissory note to Michael Mann for a principal amount of $50,000. The Note carries an interest rate of 12% per annum and a maturity date of October 28, 2015 with interest due monthly.

On November 7, 2014, the Company raised $25,000 in notes payable and issued 50,000 shares of its restricted common stock pursuant to a Private Placement Memorandum.

On November 11, 2014, the Company issued 500,000 shares of its restricted common stock to Donnie Rudd for the extension of the promissory note dated November 16, 2013 payable from November 15, 2014 to May 15, 2015.

As a result of these issuances the total number of shares outstanding is 76,636,453.

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

Overview

Endonovo Therapeutics, Inc. and Subsidiaries (the “Company” or “ETI”) operated in three business segments: 1) purchasing distressed debt portfolios at a significant discount to their face value and seeking to either collect on the outstanding balances or reselling some or all of the portfolios; 2) intellectual property licensing and commercialization; and 3) biomedical research and development, which has included the development of the TVEMF device that has been the source of all revenues in the current year.   The debt portfolio acquisition business was discontinued during 2013.

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

Our intellectual property management and commercialization segment is operated through our wholly-owned subsidiary, IP Resources International, Inc. (“IPR”).  IPR focuses primarily on licensing various commercially desirable technologies and patents from companies that need operating capital or that need help commercializing their technology and sublicense such technology in designated territories, which are primarily outside the United States.  This segment seeks to acquire exclusive licenses for marketable technology without the payment of any upfront license fee to the licensor and thereafter, to sub-license the technology in the licensed foreign markets, primarily Asia, Europe, and Brazil.  Our results will depend upon our ability to locate available, licensable, and readily marketable technology, to negotiate favorable licenses for such technology, and to sub-license the technology in the designated markets at a sufficient level of volume in an effort to generate revenues.

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

Results of Operations

Revenues

We had $20,640 in net revenues for the three months ended September 30, 2014.  Our net revenue was approximately $16,000 for the three months ended June 30, 2014. We are in an early stage and our revenues will be small and erratic until our operations develop.  The growth of our business is dependent on successfully raising additional capital to fund our growth

Operating Expenses

Our operating expenses for the three months ended September 30, 2014 were approximately $632,000. The operating expenses were comprised primarily from consulting and professional fees for the development of our intellectual property management and licensing activities and expenses related to being a public company. Interest expenses for our debt were approximately $38,400.

Liquidity and Capital Resources

Since inception and through September 30, 2014, the Company has raised approximately $1,500,000 in equity and debt transactions. These funds have been used to commence the operations of the Company to acquire and begin the development of its license portfolio. These activities include attending trade shows, marketing our licenses and corporate development.  Our accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these condensed consolidated financial statements. However, the Company has incurred substantial losses and has acquired additional debt with acquisition of WeHealAnimals, Inc. of $96,000, which is due and payable May, 2015.  Its current liabilities exceed its current assets and available cash is not sufficient to fund the expected future operation.  The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern. To reduce the risk of not being able to continue as a going concern, management has implemented its business plan to materialize revenues from it license agreements and has initiated a private placement offering to raise capital through the sale of its common stock.  Although, uncertainty exists as to whether the Company will be able generate enough cash from operations to fund the Company’s working capital needs or raise sufficient capital to meet the Company’s obligations as they become due, no adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.  Our cash on hand at September 30, 2014 was approximately $51,189.  This will only fund operations for a few months if additional capital is not raised.  The Company raised an aggregate of  $112,500 through the sale of equity and debt securities during the quarter ended September 30, 2014 and $75,000 since the end of the quarter through the date of this report.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that as of September 30, 2014 our disclosure controls and procedures were not effective at the reasonable assurance level:

1.  We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended September 30, 2014.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2014 we issued an aggregate of 7,359,700 shares of our common stock to approximately 17 consultants and other independent contractors.

The above issuances of securities during the nine months ended September 30, 2014 were exempt from registration pursuant to Section 4(2), and/or Regulation D promulgated under the Securities Act. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

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

Dated: November 14, 2014	Endonovo Therapeutics, Inc.

	By:	/s/ Alan Collier
Alan Collier
Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)