Form 10-K
period 2014-12-31
ENDONOVO THERAPEUTICS, INC.
filed 2015-04-03
CIK 1528172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [   ]   No [X]

As of April 3, 2014, the registrant had 97,057,065 shares of its common stock, par value $0.0001 per share, outstanding.

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

PART I

Overview

Endonovo Therapeutics, Inc., formerly called “Hanover Portfolio Acquisitions, Inc. (the “Company” or “HPA” “we” “us” “our”) was comprised of two business segments: (1) a debt portfolio management company and (2) an intellectual property management and commercialization company.  In 2013 we discontinued our efforts in debt portfolio management and initially concentrated in intellectual property development.  Based on our assessment of the viability of our acquired technologies we are transitioning to be a biotechnology company, particularly in the medical device and regenerative medicine industries.

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

Our intellectual property management and commercialization segment was operated through our wholly-owned subsidiary, IP Resources International, Inc. (“IPR”).  IPR focused primarily on licensing various commercially desirable technologies and patents from companies that need operating capital or that need help commercializing their technology and sublicense such technology in designated territories.  This segment acquires exclusive licenses for marketable technology normally without the payment of any upfront license fee to the licensor and thereafter, to sub-license the technology in the designated markets, including Asia, Europe, and Brazil.  Our results depend upon our ability to locate available, licensable, and readily marketable technology, to negotiate favorable licenses for such technology, and to sub-license the technology in the designated markets at a sufficient level of volume in an effort to generate maximum revenues.  Due to the history of our acquisitions, as set forth below, and management’s assessment of what has been the most promising of our technologies, we have determine to focus ourselves as a developer of biotechnology, particularly in regenerative medicine. We are in the development of a device utilizing a proprietary and patent pending square wave form technology and that is presently our primary focus.

Our subsidiary, IPR, established a portfolio of companies that it currently has licensing and marketing agreements with are:

a)  CPaiR, Inc., a California corporation (“CPaiR”), which has a technology that facilitates the safe and effective performance of Cardiopulmonary Resuscitation.

b)  American CryoStem Corp., a Nevada corporation (“ACS”), which has technology that permits the harvesting and storage of adult stem cells for later medical usage by the individual from whom the stem cells are harvested.

However, these technologies, while promising to varying degrees are not our present primary focus.

Corporate History

Our predecessor company, Hanover Asset Management, Inc. was incorporated in November 2008 in California. For the purpose of reincorporating in Delaware, we merged with a newly incorporated successor company, Hanover Portfolio Acquisitions, Inc., in July 2011 under which we continue to operate as a debt portfolio management company.

IP Resources International, Inc. operations began on September 1, 2011 and it was formally incorporated on October 17, 2011.

Reverse Acquisition

On March 14, 2012, HPA, entered into a Share Exchange Agreement (“Agreement”) with IPR and certain of its shareholders. Under the Agreement, each participating IPR shareholder exchanged all of their issued and outstanding IPR common shares totaling 33,234,294, free and clear of all liens, and $155,000 for Company common shares equal to 1.2342 times the number of IPR shares being transferred to the Company for a total of 410,177 shares of HPA. The $155,000 was not paid at closing. The Company recorded the $155,000 as acquisition payable. IPR agreed to make payments of up to 25% of the proceeds from any private placement or gross profits earned by IPR until the obligation is satisfied. The percentage of the proceeds to be paid is at the sole discretion of IPR’s Chief Executive Officer and the ex-Chief Executive Officer of the Company based on the liquidity of the Company.

As a result of the Agreement, the former shareholders of IPR, immediately post acquisition owned approximately 89% of the Company and its officers and directors constituted the majority of the officers and directors of the Company. Since the shareholders, offices and directors of IPR have controlled of the Company the acquisitions constitutes a reverse acquisition, so IPR was the accounting acquirer and HPA is the accounting acquiree. For accounting purposes, IPR becomes the parent and HPA becomes a wholly owned subsidiary. For legal purposes, HPA is the legal parent and IPR is the legal subsidiary.

Acquisition of Aviva Companies Corporation

On April 2, 2013, the Company entered into an Acquisition Agreement (the “Acquisition Agreement”) with (i) The Aviva Companies Corporation (“Aviva”) and (ii) all of the shareholders of Aviva (the “Shareholders”) pursuant to which the Company acquired all of the outstanding shares of Aviva in exchange for the issuance of 40,000 shares of our common stock, par value $0.0001 per share to the Shareholders (the “Share Exchange”). As a result of the Share Exchange, Aviva became a wholly-owned subsidiary of the Company.

Other than in respect to the transaction, there is no material relationship among Aviva’s stockholders and any of the Company’s affiliates, directors or officers.  We are not currently actively pursuing the development of the Aviva Companies Corporation.

Acquisition of WeHealAnimals, Inc.

On November 16, 2013, the Company entered into an Acquisition Agreement (the “Acquisition Agreement”) with (i) WeHealAnimals ,Inc. (“WHA”) and (ii) the sole shareholder of WHA (the “Shareholder”) pursuant to which the Company acquired all of the outstanding shares of WHA in exchange for the issuance of 3,000 shares of our common stock, par value $0.0001 per share and $96,000 to the Shareholder (the “Share Exchange”). As a result of the Share Exchange, WHA became a wholly-owned subsidiary of the Company and all of the equity of WHA including its and its sole shareholder’s intellectual property becomes the property of the Company.

WHA is a Nevada corporation with intellectual property in the fields of bio-technology and extracellular matrix utilizing time-varying electromagnetic frequencies for applications on people and animals that management believes can be developed to the benefit of the Company and its shareholders.  Our Chief Scientist, Dr. Rudd, was formerly Chairman and Chief Scientist of Regenetech, Inc.  Regenetech was acquired by a company that wanted its technology, biomolecules grown in microgravity, for use in cosmetics. Dr. Rudd left Regenetech with exclusive rights to this proprietary square wave form technology and stem cell technologies, including the patents and patent applications relating thereto. Dr. Rudd has become our Chief Scientist, and we have purchased those rights from him.

Other than in respect to the transaction, there is no material relationship between WHA’s sole stockholder and any of the Company’s affiliates, directors or officers, except that Dr. Rudd has been our chief scientist and director of IP since September 1, 2013.

Present Development Plans

We now are a biotechnology company developing off-the-shelf regenerative products that do not require the injection of stem cells. Our first platform, Cell Free Therapeutics, is intended to harnesses the biological secretions of cells utilizing our  proprietary square wave form technology to create therapies that can be immediately administered following injuries or to treat acute and chronic diseases. Our second platform is the development of non-invasive, bioelectronics to stimulate the body's natural repair system to treat injuries and inflammatory diseases.

Our business strategy is aimed at building value by positioning each of our technologies and therapies to treat specific diseases that lack effective treatment or whose current standard of treatment involves invasive procedures and/or potentially harmful side effects. We anticipate updating and refining the business strategy as new medical and/or clinical advancements are made as a result of extensive research and development. In general, the component functions of the business model are to:

•

Internationally license stem cell expansion technologies;

•

Develop medical indications for its proprietary square wave form device;

•

Develop other non-invasive, medical technologies;

•

Develop “off-the-shelf” cell-free therapies for distribution and use;

•

Sell the proprietary square waveform device through distributors and licensing agreements domestically and internationally;

•

Conduct pre-clinical and clinical human studies for FDA clearance of proprietary square waveform device and cell-free therapies;

•

Acquire subsidiaries under the parent company, Endonovo Therapeutics, to assist in the development and distribution of medical technologies;

•

Incrementally invest, market, and refine acquired and developed medical technologies and therapies.

Biotechnology Licensing

We will seek revenue by licensing a cell therapy developed by WHA, which we believe will allow for the creation of a HLA Double Negative cell mixture that can be used for regenerative medicine without the need for a tissue match. Licensing is a particularly attractive opportunity for the Company because of the few costs associated with signing licensing agreements. By licensing WHA's stem cell therapy, a net profit margin of 80% to 90% maybe achievable. However, we cannot give any assurance that we will be able to enter any profitable licenses and the entry into any license may require that we first receive FDA approval for our products.

Distributors and Channel Partners

The Company, through its subsidiary, WHA, intends to sell the proprietary square waveform device and/or other technologies to distributors for exclusive and non-exclusive distribution. We believe that we can enter agreements where the distributors will commit to selling a certain amount or paying an upfront fee for price breaks on the proprietary square wave form devices. We will seek to enter agreements where it will be the obligation of the distributor to obtain all reasonable government approvals and make all government and registrations and fillings necessary to import the proprietary square waveform device into their territory. The Purchasing Party will use its best efforts to promote the sales of the proprietary square waveform device to customer located in their territory.

The Company will seek to enter into agreements with channel partners that have experience in the medical device industry to market, sell and distribute the proprietary square waveform device during the term of the agreement. The Company will work with channel partners to create marketing material and sell the proprietary square wave form  device at professional conferences, in publications, and medical technology trade shows.

Direct to Consumer Marketing

If we obtain the necessary approvals, we may sell the proprietary square waveform device directly to physicians and other medical professionals. These physicians and other medical professionals will utilize CPT (Current Procedural Terminology) codes that will be available for specific treatments to reduce the cost incurred by the patient receiving the proprietary square wave form based treatment. CPT codes are used by insurers to determine the amount of reimbursement that a practitioner may receive. The codes are maintained by the AMA (American Medical Association), ensuring uniformity throughout the market. CPT codes will substantially reduce the cost to patients and encourage physicians and other medical professionals to purchase the proprietary square waveform device directly from the Company.

We will seek to obtain an FDA 510(k) clearance for the treatment of urinary stress incontinence.

Based on the Patient Protection and Affordable Care Act (PPACA), over 32 million new medical patients will be entering the market. These new patients will be scheduling doctor visits with direct practitioners. Physicians and other medical professionals will be able to offer the device directly to patients through a treatment plan by purchasing the proprietary square wave form device from the Company. Physicians and other medical professionals who purchase the proprietary square wave form device will be required to ship the device back to the Company so proper maintenance can be performed and important usage data logged. This plan will allow the Company to control the distribution of the proprietary square wave form device in the medical field and monitor all physicians using the device.

Need For FDA Approval

Management believes that the non-invasive nature of the proprietary square wave form device will allow it to face far fewer obstacles in obtaining FDA clearance.

The use of stem cells on damaged tissue to treat disease and/or injuries has led to stem cells being classified as “drugs” by the FDA. This classification means that stem cell therapies will require costly and extensive clinical studies with stringent inspections of each step required to create each cell therapy in order to ensure safety and quality of each dose before being cleared for use in patients.  We believe and intend to establish that proprietary square wave form applications stimulate the body's natural healing mechanisms to promote the "self-repair" of tissues without the need of injecting cells or cell derived products. This is particularly advantageous because quality control in the manufacturing of a non-invasive, non-implantable device is much easier.

Since the proprietary square wave form does not insert stem cells into the patient, management believes that our proprietary square wave form therapy may qualify for an easier, faster and less expensive Pre-Market Notification [FDA 510(k)] rather than the longer, costlier and more complex Pre-Market Approval process for therapies, such as the treatment of urinary stress incontinence, which could serve as the first of many FDA approved treatments using our proprietary square wave form  therapy.

Upon obtaining FDA 510(k) clearance for the treatment of urinary stress incontinence, which we estimate to be within 9-12 months, the Company believes that it will be able to begin generating revenues.

Investors must be aware that management’s views may not be accepted by the FDA and proprietary square waveform device and therapies may be subjected to a longer pre-market approval process requiring substantial funding.  In addition, further testing may generate results that indicate that there is not sufficient benefit for the proprietary square waveform device to obtain approval.

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

Competition

The biotech and regenerative therapy industry is capital intensive and highly competitive and may of our competitors have far greater assets than we have presently and will have even if all of the funding possibly available to us under the EPA is realized.  We will seek to compete by establishing the uniqueness, efficacy and other advantages of the proprietary square wave form device and the therapies based upon it.

Employees

We do not have any employees.  However, we have retained approximately 10 individuals as independent contractors that are involved in business development and administrative functions.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 1B. Unresolved Staff Comments.

Not applicable because we are a smaller reporting company.

Item 2. Properties.

Our corporate headquarters is located at Endonovo Therapeutics, Inc., 6320 Canoga Avenue, 15th Floor, Woodland Hills, CA 91367. We have a month-to-month contract with Regus Management Group, LLC in the amount of $119 per month.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the OTCQB under the symbol “ENDV”.  The OTCQB is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (“OTC”) equity securities.  An OTCQB equity security generally is any equity that is not listed or traded on a national securities exchange.  Our stock is thinly traded, and a robust, active trading market may never develop.  The market for the Company’s common stock has been limited, volatile, and sporadic.

Price Range of Common Stock

The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTCQB quotation service. These bid prices represent prices quoted by broker-dealers on the OTCQB quotation service.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.  The prices set forth below have been adjusted to reflect are share price.

	High	Low

Fiscal Year 2013
First quarter ended March 31, 2013	$0.42	$0.05
Second quarter ended June 30, 2013	$0.07	$0.05
Third quarter ended September 30, 2013	$0.05	$0.03
Fourth quarter ended December 31, 2013	$0.06	$0.04

Fiscal Year 2014
First quarter ended March 31, 2014	$0.21	$0.03
Second quarter ended June 30, 2014	$10.00	$0.10
Third quarter ended September 30, 2014	$5.31	$1.75
Fourth quarter ended December 31, 2014	$2.40	$0.75

Approximate Number of Equity Security Holders

As of March 31, 2015, there were approximately 95 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information and financial data discussed below is derived from the audited financial statements of the Company for its fiscal year ended December 31, 2014.  The audited financial statements were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes contained elsewhere in this 10-K. The financial statements contained elsewhere in this 10-K fully represent the Company’s financial condition and operations; however, they are not indicative of the Company’s future performance. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this 10-K.

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

Results of Operations

Results of Operations Fiscal Year Ended December 31, 2014 v. Fiscal Year Ended December 31, 2013

Revenues

Our net revenue was $24,192 for the fiscal year ended December 31, 2014. Our net revenue was $22,896 for the fiscal year ended December 31, 2013.

The growth of our business is dependent on successfully raising additional capital to fund our growth. We cannot assure our investors that we will be successful in raising working capital or in acquiring portfolios.

Operating Expenses

In fiscal year 2014, we saw a decrease in operating expenses to $2,199,919 in 2014 from $2,437,630 in 2013. The operating expenses related to intellectual property management were approximately $1,616,320, which was comprised primarily from consulting and professional fees for the development of our intellectual property management and licensing activities. The remaining operating expenses of $583,599 were for corporate overhead activities of legal and auditing services related to our public company reporting.

Depreciation

We incur depreciation expense for costs related to our assets, including our information technology and software. Our depreciation decreased to $15,737 in 2014 from $11,964 in 2013. There were no significant equipment purchases or sales during 2014.

Interest Expense

Our Interest Expense decreased to $178,832 in 2014 from $267,577  in 2013. This decrease in year to year interest expense is related to renegotiation on certain accrued expense balances, which were previously incurring interest compounded with our increases in notes payable and related amortization of notes payable discounts charged to interest expense.

Net Income (Loss)

Our Net Loss decreased to $959,494 in 2014 from $2,892,794 in 2013. This decrease in year to year loss was mainly due to a $1.4 million gain on the renegotiation with certain consultants on balances due for services provided during 2014.

Liquidity and Capital Resources

Since inception and through December 31, 2014, the Company has raised approximately $1.4 million in equity and debt transactions. These funds have been used to commence the operations of the Company to acquire and begin the development of its license portfolio. These activities include attending trade shows, marketing our licenses and corporate development.  Our accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these condensed consolidated financial statements. However, the Company has incurred substantial losses and has acquired additional debt in 2013 with acquisition of WeHealAnimals, Inc. of $96,000, which is due and payable May 15, 2015.  Its current liabilities exceed its current assets and available cash is not sufficient to fund the expected future operation.  The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern. To reduce the risk of not being able to continue as a going concern, management has implemented its business plan to materialize revenues from it license agreements and has initiated a private placement offering to raise capital through the sale of its common stock.  Although, uncertainty exists as to whether the Company will be able generate enough cash from operations to fund the Company’s working capital needs or raise sufficient capital to meet the Company’s obligations as they become due, no adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.  Our cash on hand at December 31, 2014 was approximately $1,000.  This will not be sufficient to fund operations if additional capital is not raised.  The Company raised an aggregate of $212,500 through the sale of equity and debt securities since December 31, 2014 through the date of this report.

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

Unregistered Sales of Equity Securities

Private Offerings

In a series of transaction throughout the year ended December 31, 2014, the Company issued promissory notes to 23 investors for an aggregate principal amount of $935,500. In addition, the Company issued 5,854,750 shares of its common stock in connection with the issuance of the notes as loan fees.

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

Stock Issued as Compensation  During the year ended December 31, 2014, the Company issued 29,065,275 shares to approximately 34 persons as compensation for services.

The above issuances of securities during the fiscal year 2014, were exempt from registration pursuant to Section 4(2), and/or Regulation D promulgated under the Securities Act. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in connection with the issuance of securities. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are a Smaller Reporting Company and are not required to provide the information under this item.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Endonovo Therapeutics, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Endonovo Therapeutics, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Endonovo Therapeutics, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring net losses and has a working capital deficit at December 31, 2014. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rose, Snyder & Jacobs LLP

Encino, California

April 2, 2015

Endonovo Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31,

	2014	2013

Assets
Current Assets
Cash	$988	$3,255
Other current assets	2,000	-
Total Current Assets	2,988	3,255

Property Plant and Equipment, net	42,601	58,338
Intangible Assets	-	12,000
Total Assets	$45,589	$73,593

Liabilities and Shareholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$3,167,346	$3,293,918
Note payable - Current portion	1,096,602	604,416
Notes payable - related party	291,000	110,086
Total Current Liabilities	4,554,948	4,008,420

Note payable - less current portion	28,646	42,386
Acquisition payable	155,000	155,000
Total Liabilities	4,738,594	4,205,806

Shareholders' Deficit
Common stock, $0.0001 par value, 81,425,957 and 832,223 shares issued and outstanding, respectively	8,143	832
Additional paid-in capital	1,593,297	1,192,845
Stock subscriptions	(1,570)	-
Accumulated deficit	(6,292,875)	(5,333,381)
Total Shareholders' Deficit	(4,693,005)	(4,132,213)
Total Liabilities and Shareholders' Deficit	$45,589	$73,593

Endonovo Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31,

	2014	2013
Revenues, net	$24,192	$22,896
Cost of goods sold	15,485	13,993
Gross profit	8,707	8,903

Operating Expenses	2,199,919	2,437,630
Operating Loss	(2,191,212)	(2,428,727)

Other Income (Expense)
Other income	1,410,550	1,843
Interest expense, net	(178,832)	(267,577)
Other expenses	-	(197,801)
Loss Before Provision for Income Taxes	(959,494)	(2,892,262)

Provision for Income Taxes	-	532
Net Loss	$(959,494)	$(2,892,794)

Basic and diluted loss per common share	$(0.03)	$(3.96)
Weighted average common share outstanding - basic and diluted	30,288,009	730,527

Endonovo Therapeutics, Inc. and Subsidiaries

Consolidated Statement of Stockholders Deficit

For the Years Ended December 31, 2014 and 2013

			Additional			Total
	Common Stock		Paid-in	Subscription	Retained	Shareholder's
	Shares	Amount	Capital	Receivable	Earnings	Deficit
Balance December 31, 2012	536,927	$54	$559,378	$-	$(2,440,587)	$(1,881,155)
Share issued for service rendered	191,046	19	482,041	-	-	482,060
Unearned stock compensation	-	-		-	-	-
Shares issued with notes payable	41,250	4	153,372	-	-	153,376
Acquisitions	63,000	6	6,294	-	-	6,300
Net loss	-	-	-	-	(2,892,794)	(2,892,794)

Balance December 31, 2013	832,223	83	1,201,085	-	(5,333,381)	(4,132,213)

Shares issued for cash	1,362,803	136	1,434	(1,570)		-
Share issued for service rendered, net of unearned	29,056,275	2,906	31,530	-	-	34,436
Shares issued for notes payable and extensions	5,639,750	564	18,053	-	-	18,617
Shares issued for conversion of payables	5,036,453	504	4,532	-		5,036
Share issued for conversion of N/P & Accrued interest	1,744,906	175	301,429	-		301,604
Shares issued for conversion of accrued comp	38,793,547	3,879	34,915			38,794
Shares issued for equity line of credit	215,000	22	193			215
Shares forfeited	(1,257,500)	(126)	126			-
Net loss	-	-	-	-	(959,494)	(959,494)

Balance December 31, 2014	81,425,957	$8,143	$1,593,297	$(1,570)	(6,292,875)	$(4,693,005)

Endonovo Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31,

	2014	2013
Cash Flows From Operating Activities:
Net Loss	$(959,494)	$(2,892,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	15,737	11,964
Impairment expense	-	197,801
Fair value of equity issued for services	34,436	482,060
Amortization of note discount	18,832	147,779
Gain on extinguishment of liabilities	(1,410,550)	-
Changes in operating assets and liabilities:
Account receivable	-	300
Other assets	10,000	-
Accounts payable and accrued expenses	1,381,743	1,795,474
Net Cash Used in Operating Activities	(909,296)	(257,416)

Cash Flow From Investing Activities:
Net cash received in acquisition of subsidiary	-	4,119
Net Cash Provided by Investing Activities	-	4,119

Cash Flows From Financing Activities
Proceeds from the issuance of notes payable	935,500	275,000
Payments on notes payable	(28,471)	(19,328)

Net Cash Provided by Financing Activities	907,029	255,672

Net Increase (Decrease) in Cash	(2,276)	2,455
Cash, Beginning of Period	3,255	800
Cash, End of Period	$988	$3,255

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$219
Cash paid for income taxes	$-	$532

Noncash investing and financing activities
Notes payable converted to equity	$268,156	$-
Accrued interest reclassified to debt	$12,750	$43,153
Accrued interest converted to equity	$33,448	$-
Debt acquired in purchase of property, plant and equipment	$-	$5,000
Debt acquired in acquisition	$-	$194,150
Shares issued in acquisition	$-	$6,300
Shares issued with debt	$18,053	$153,376

Endonovo Therapeutics, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

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

Going Concern

These accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for a period following the date of these consolidated financial statements.  The Company has recurring net losses and working capital deficits. The Company has raised approximately $940,000 in debt financing for the year ended December 31, 2014.  The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations.  However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern.  No adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty. To reduce the risk of not being able to continue as a going concern, management has implemented its business plan to materialize revenues from it license agreements, has initiated a private placement offering to raise capital through the sale of its common stock and is seeking out profitable companies.  Although, uncertainty exists as to whether the Company will be able generate enough cash from operations to fund the Company’s working capital needs or raise sufficient capital to meet the Company’s obligations as they become due, no adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments with maturity of three months or less to be cash equivalents. As of December 31, 2014 and 2013, the Company had cash and cash equivalents of $988 and 3,255, respectively.

Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash. The Company primarily places its cash with high-credit quality financial institutions. Cash deposits up to approximately $250,000 are federally insured. From time-to-time the Company could have deposits in excess of the insured amounts. As of December 31, 2014 and 2013 the Company had no uninsured deposits.

Property plant and equipment

Property, plant and equipment are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range between five and seven years.  Expenditures for repairs and maintenance are expensed as incurred.

The majority of the Company’s property, plant and equipment is the Company automobile. As of December 31, 2014 and 2013, the cost basis of the Company’s property, plant and equipment was $74,403 with accumulated depreciation of $31,802 and $16,065, respectively. The assets are being depreciated over their estimated useful life of 5 years. The depreciation expense for the years ended December 31, 2014 and 2013 was $15,737 and $11,964, respectively.

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

The Company has adopted ASC Topic 740, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. The Company has determined that the adoption did not result in the recognition of any liability for unrecognized tax benefits and that there are no unrecognized tax benefits that would, if recognized, affect the Company’s effective tax rate.  Based on the Company’s review of its tax positions as of December 31, 2014 and 2013, no uncertain tax positions have been identified.

The Company has elected to include interest and penalties related to uncertain tax positions as a component of income tax expense. To date, no penalties or interest has been accrued.

Tax years through 2010 and 2009, respectively, are open and subject to examination by federal and state taxing authorities. The Company is not currently under examination, nor has it been notified of a pending examination.

Segments

For the Years ended December 31, 2014 and 2013, the Company operated in one segment. See Note 7

Net Income (Loss) per Share

Basic net income (loss) per share is calculated based on the net income (loss) attributable to common shareholders divided by the weighted average number of shares outstanding for the period excluding any dilutive effects of options, warrants, unvested share awards and convertible securities. Diluted net income (loss) per common share assumes the conversion of all dilutive securities using the if-converted method, and assumes the exercise or vesting of other dilutive securities, such as options, warrants and restricted stock using the treasury stock method. For the years ended December 31, 2014 and 2013 the Company did not have dilutive securities.

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

Note 2 - License Agreements

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

Note 3 - Notes payable

Promissory Notes

In October 2013, the Company initiated a private placement (“Private Plaement”) for up to $500,000 of financing by the issuance of notes payable at a minimum of $25,000. The notes bear interest at 10% per annum and are due and payable with accrued interest one year from issuance.  Also, the Company agreed to issue 125,000 shares of its common stock for each unit. In July 2014, the Company initiated a private placement for up to $500,000 of financing by the issuance of notes payable at a minimum of $25,000. The notes bear interest at 10% per annum and are due and payable with accrued interest one year from issuance.  Also, the Company agreed to issue 50,000 shares of its common stock for each unit. As of December 31, 2014 and 2013, the company has outstanding promissory notes for an aggregate proceeds of approximately $1,150,000. In addition, the Company issued 7,430,156 shares of its common stock as loan fees and extension fees related to the issuance of these notes (See Note 3 – Common Stock “Reverse Split”).  These shares were valued at their issuance date fair market value of approximately $172,000, which was recorded as a note discount.  These notes carry an interest rate of 10% per annum.  The interest is payable in arrears on their maturity dates between January and September 2015.

During the year ended December 31, 2014, the Company entered into three Allonge agreements (“Allonge Agreements”) with three note holders. The Allonge Agreement provides for the note holders to extend the maturity dates of their notes and the option to convert the notes into shares of the Company’s common stock at a conversion rate of $0.50 per share. The total shares issuable under the conversion feature were 602,806 in the aggregate. In connection with the Allonge Agreements the holders where issued in the aggregate 1,142,100 shares of the Company’s common stock. Upon the execution of the Allonge Agreements, each of the holders elected to convert the notes.

In aggregate, As of December 31, 2014, the principal balance of the Private Placement notes payable was approximately $956,000 net of the unamortized portion of note discounts created from shares issued with notes payable of approximately $1,100. Amortization of note discounts was approximately $19,000 for the year ended December 31, 2014.

During the year ended December 31, 2014, the Company issued three separate promissory notes to two shareholders for an aggregate principal amount of $195,000. The Notes carry an interest rate of 12% per annum and maturity dates in March, September and October 2015 with interest due monthly

In March 2012, concurrent with the reverse merger with HPA, the Company issued an acquisition payable of $155,000 to the shareholders of HPA that remains outstanding as of December 31, 2014.

In November 2012, the Company purchased a vehicle for $64,458. The purchase was financed through a note payable for $64,458 at interest of 2.99% per annum with sixty payments of $1,060 per month.

As of September 30, 2014, future minimum payments due fiscal years due on notes payable are as follows:

As of December 31,	Non-Related Parties	Related Parties	Total
2015	$ 1,098,042	$ 291,000	$ 1,389,042
2016	12,031	-	$ 12,031
2017	12,395	-	$ 12,395
2018	4,220	-	$ 4,220
2019	-	-	$ -
Thereafter	155,000	-	$ 155,000
Total	$ 1,281,688	$ 291,000	$ 1,572,688

Note 4 - Shareholders’ Deficit

Common Stock

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

Issuance of Common Stock

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

The shares of common stock that have vested through January 2013 were valued based on a valuation performed by an independent valuation firm as the Company had no active market for its shares prior to that time. The Company’s shares began trading in January 2013; as a result the Company utilized market value for its stock when valuing its common stock for the three months ended March 31, 2013. During the second quarter of 2013, the Company revalued the shares based on low trading volume to $0.001. As of December 31, 2014, the total awards granted were 15,292,574 shares with 3,253,264 shares vested and issued, 376,324 forfeited with the 11,662,986 shares unvested. The total expense recorded for the years ended December 31, 2014 and 2013, was $2,991 and $1,407, respectively.

The following table presents the unissued shares related to the stock grants:

	Number of	Estimated Market
	Shares	Value
Balance January 1, 2013	198,418
New Contracts	3,262,518
Vested	(140,651)
Forfeitures	(21,602)
Balance December 31, 2013	3,298,683	$3,299
New Contracts	11,710,400
Vested	(2,991,375)
	(354,722)
Balance December 31, 2014	11,662,986	$11,663

During the year ended December 31, 2014, the Company issued an additional 26,064,490 shares of its common stock at a fair value of $26,064 for services rendered

During the year ended December 31, 2014, the Company had the following share issuances of its common stock at a current market value of $0.001 per share:

•

Sold 1,362,803 shares of its common stock for total consideration of $1,570. The Company has recorded the purchase price as a stock subscription receivable, which has been classified as stockholders equity as the Company has not received the consideration as of the issuance of these financial statements.

•

Converted $5,036 of its accounts payable into 5,036,453 shares of its common stock.

•

Converted $38,794 of accrued compensation into 38,793,547 shares of its common stock

During the year ended December 31, 2013, the Company issued 63,000 of its common stock at a fair value of $6,300 in connection with business combination transactions.

Note 5 - Other Income

During the year ended December 31, 2014, the Company entered into agreements with a number of consultants to settle amounts due under the consulting agreements. Prior to these agreements, the Company owed the consultants $1,524,666 of deferred compensation and $199,800 of interest accrued on one of the consultants unpaid balance monthly over the term that the compensation was not paid. The Company has reduced the deferred compensation and accrued interest payable to $313,916. The $1,410,550 has been recognized as other income in the accompanying consolidated statement of operation for the year ended December 31, 2014.

Note 6 - Income taxes

The Company files income tax returns with the Internal Revenue Service (“IRS”) and various state jurisdictions. For jurisdictions in which tax filings are prepared, the Company is subject to income tax examinations by state tax authorities and federal tax authorities for all tax years.

The deferred tax assets are mainly comprised of net loss carryforwards. As of December 31, 2014, the Company had approximately $2,342,939 of federal net operating loss carryforwards, that it can use to offset a certain amount of taxable income in the future. These federal net operating loss carryforwards expire through 2034.  The resulting deferred tax asset is offset by a 100% valuation allowance due to the uncertainty of its realization.

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes was as follows for the years ended December 31, 2014 and 2013:

	2014	2013
Income tax computed at federal statutory tax rate	-34.0%	-34.0%
Change in valuation allowance	39.8%	39.8%
State taxes, net of federal benefit	-5.8%	-5.8%
Total	0.0%	0.0%

The primary difference between income tax expense attributable to continuing operations and the amount of income tax expense that would result from applying domestic federal statutory rates to income before provision for income taxes relates to the change in the valuation allowance.

The Company has adopted the accounting standards that clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the years ended December 31, 2014 and 2013.

Note 7 - Discontinued Operations

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

Note 8 - Commitments and Contingencies

Legal matters

The Company may become involved in various legal proceedings in the normal course of business. The Company is not a party to any legal proceedings as of December 31, 2014.

Note 9 - Subsequent Events.

From January 1, 2015 through April 1, 2015 an aggregate of 2,265,000 shares of restricted common stock were issued as compensation to independent contractors.

From January 1, 2015 through April 1, 2015, the Company issued $162,500 in notes payable and issued 325,000 shares of its restricted common stock pursuant to a Private Placement Memorandum and private offerings.

January 13, 2015and February 6, 2015 the Company issued an aggregate of 125,000 shares of its restricted common stock were issued as compensation to an independent contractor under contract with OTB Healing, LLC.

From January 1, 2015 through April 1, 2015, the Company issued an aggregate of 181,231 shares of its restricted common stock pursuant to Securities Purchase Agreements.

On February 6, 2014, the Company issued an aggregate of 500,000 shares of restricted common stock as compensation for the services provided by a vendor.

On March 6, 2015, the Company issued an aggregate of 34,286 shares of restricted common stock as compensation for the services provided by a vendor.

From March 1st to March 31st 2015, the Company converted three note holders with a total of $320,406 of debt which was one year old or older for an aggregate of 12,200,591 shares of stock.  These shares are subject to a leak-out provision where not more than 3,000 shares may be sold in the open market in any given day.

As a result of these issuances the total number of shares outstanding is 97,050,729.

On January 20, 2015 the Company entered into an Equity Purchase Agreement (“EPA”) and a Registration Rights Agreement (“RRA”) with Kodiak Capital Group, LLC (“Kodiak”) in order to establish a source of funding for us.  In connection with the EPA, the Company issued 215,000 shares of common stock to Kodiak as a commitment fee in 2014. Under the EPA, Kodiak has agreed to provide us with up to $3,000,000 of funding upon effectiveness of a registration statement on Form S-1. Following effectiveness of the registration statement, the Company can deliver puts to Kodiak under the EPA under which Kodiak will be obligated to purchase shares of the Company’s common stock based on the investment amount specified in each put notice, which investment amount may be any amount up to $3,000,000 less the investment amount received by us from all prior puts, if any. Puts may be delivered by us to Kodiak until the earlier of June 30, 2016 or the date on which Kodiak has purchased an aggregate of $3,000,000 of put shares. The Company filed the required Form S-1 on February 13, 2015 and the Form S-1 has not been ordered effective by the Securities and Exchange Commission.  Accordingly, the Company has not realized any funds under the EPA.

On February 10, 2015, the Company received a related party loan for $50,000 at 12% interest payable monthly with a maturity date of June 4th, 2015.

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

As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014 at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that as of December 31, 2014 our disclosure controls and procedures were not effective at the reasonable assurance level:

1.  We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended December 31, 2014.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent fiscal year, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that as of December 31, 2014, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2014.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2015.

Changes in internal controls over financial reporting.

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Default on Notes

Due to its limited resources, the Company has not been able to pay certain promissory notes when due and may be in default.  These notes are to an aggregate of 6 persons and aggregate $456,000 in principal amount.  Management believes that the Company may have valid defenses as to some of the promissory notes.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of officers and director as of April 10, 2014. Our Executive officers are elected annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Name	Age	Position
Alan Collier	49	Director, Chief Executive Officer, Interim Chief Financial Officer, and Secretary
Michael Mann	58	President

Set forth below is a brief description of the background and business experience of our executive officer and director, our President and Beneficial Owner and our Past CFO for the past five years.

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

Michael Mann has been the President since January 2014.  Mr. Mann was the Vice President of Shareholder Relations from March 2012 to January 2014 for the Company and he brings significant related experience in business operations and corporate finance. From 2008 to March 2012, Mr. Mann has served as the President and Chief Executive Officer of Hanover Portfolio Acquisitions, Inc. formerly known as Hanover Asset Management, Inc.  Immediately prior thereto, Mr. Mann was the Founder, President, and Chief Executive Officer of U.S. Debt Settlement, Inc., a company listed on the Frankfurt Stock Exchange. Mr. Mann had personally overseen the growth and development of U.S. Debt Settlement since 2003. From January 2002 to July 2003, Mr. Mann was the Chief Executive Officer of Shared Vision Capital, a boutique investment banking firm that assisted emerging companies with early seed capital and bridge loans. From October 1998 through December 2001, Mr. Mann was the Vice President of Investor Relations for JuriSearch.com, an online legal research platform. During his tenure with JuriSearch.com, Mr. Mann was directly responsible for financing for the company’s growth and development.  In addition, Mr. Mann founded and served as the president of Universal Pacific Communications, a privately owned telecommunications company. Under his leadership, Universal Pacific developed a fiber optic disaster recovery telecommunications network.

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

Corporate Governance

The business and affairs of the company are managed under the direction of our board. We have a board consisting of one member.. In addition to the contact information in this annual report, each stockholder will be given specific information on how he/she can direct communications to the officers and our director of the corporation. All material communications from stockholders are relayed to our board..

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

Item 11. Executive Compensation.

The following executives of the Company received compensation in the amounts set forth in the chart below for the fiscal years ended December 31, 2013 and 2014. No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Alan Collier, Chief Executive Officer, Interim Chief Financial Officer,	2013	$234,000	0	49,985	0	0	0	0	$283,985
Secretary, and Director	2014	$270,000	0	617	0	0	0	0	$270,617
Michael Mann, Vice President, Former President and Chief Executive Officer	2013	$234,000	0	49,985	0	0	0	0	$283,985
	2014	$270,000	0	19,695	0	0	0	0	$289,695

(1) This includes deferred compensation to Mr. Collier of $104,000 and $102,000 for 2014 and 2013 respectively. This includes deferred compensation to Mr. Mann of $255,000, and $146,000 for 2014 and 2013 respectively.

Outstanding Equity Awards at Fiscal Year-End Table

There were no outstanding equity awards for the year ended December 31, 2014.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of April 3, 2015, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of April 3, 2015. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of April 3, 2015 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise specified, the address of each of the persons set forth below is care of the company at the address of: 6320 Canoga Avenue, 15th Floor Woodland Hills, CA 91367.

Name	Number of Shares Beneficially Owned (1)	Percent of Class (2)
Alan Collier 6320 Canoga Avenue, 15th Floor Woodland Hills, CA 91367	19,567,995	23.09%

Michael Mann 835 E. Lamar Blvd, 202 Arlington, TX 76011	19,585,455	23.11%

*	less than 1%
(1)	This includes shares common shares controlled by Mr. Collier
(2)	Based on shares of common stock outstanding as of March 26, 2015.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

On November 16, 2014, the Company acquired a promissory note to Donnie Rudd for a principal amount of $96,000.  The Note has a maturity date of May 16, 2015. On March 31, 2014, the Company issued a promissory note to Michael Mann for a principal amount of $70,000.  The Note carries an interest rate of 12% per annum and a maturity date of March 31, 2015 with interest due monthly. On September 20, 2014, the Company issued a promissory note to Don Calabria for a principal amount of $75,000.  The Note carries an interest rate of 10% per annum and a maturity date of September 20, 2015 with interest due monthly. On October 29, 2014, the Company issued a promissory note to Michael Mann for a principal amount of $50,000.  The Note carries an interest rate of 12% per annum and a maturity date of October 29, 2015 with interest due monthly.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended December 31, 2014 and 2013, we were billed approximately $46,000 and $46,000 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2014 and 2013.

Tax Fees

For the Company’s fiscal years ended December 31, 2013 and 2012, we were billed approximately $0 and $0 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2014 and 2013.

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

(2) Financial Statement Schedule: None.

(3) Exhibits

EXHIBIT NUMBER	DESCRIPTION
2.1	Share Exchange Agreement (1)
3.1	Articles of Incorporation (2)
3.2	By-Laws (2)
3.3	Agreement and Plan of Merger (Delaware reincorporation) (2)
3.4	Certificate of Designation (Super AA Voting Preferred) (3)
3.5	Articles of Amendment -Name Change (4)
3.6	Articles of Amendment – Increase Authorized Shares (4)
3.7	Articles of Amendment – Reverse Stock Split
4.1	Specimen Common Stock Certificate.
5.1	Opinion regarding Legality (5)
10.1	Equity Purchase Agreement (6)
10.2	Registration Rights Agreement (6)
10.3	Acquisition Agreement between the Company and We Heal Animals, Inc. (7)

101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2012.
(2)	Incorporated by reference to the registration statement filed with the Securities and Exchange Commission on September 22, 2011.
(3)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2012

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 3rd day of April, 2015.

ENDONOVO THERAPEUTICS, INC.

By:	/s/Alan Collier
Alan Collier
Chief Executive Officer (Duly Authorized, Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Alan Collier	Chief Executive Officer , Interim Chief Financial Officer, Secretary and Director	April 3, 2015
Alan Collier	(Principal Executive, Financial and Accounting Officer)