Form 10-Q
period 2015-03-31
ENDONOVO THERAPEUTICS, INC.
filed 2015-05-19
CIK 1528172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015.

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

Yes [  ]   No [X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]   No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [X]

As of May 18, 2014, there were 98,497,026 shares of common stock, $0.0001 par value issued and outstanding.

ENDONOVO THERAPEUTICS, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

March 31, 2015

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash	$25,648	$988
Other current assets	-	2,000
Total current assets	25,648	2,988

Property Plant and Equipment, net	38,961	42,601

	$64,609	$45,589

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$3,411,732	$3,167,346
Related party advances	8,655	900
Notes payable	953,001	1,084,025
Notes payable - related party	341,000	291,000
Current portion of long term loan	11,764	11,677

Total current liabilities	4,726,152	4,554,948

Long term loan	25,673	28,646
Acquisition payable	155,000	155,000
Total liabilities	4,906,825	4,738,594

COMMITMENTS AND CONTINGENCIES

Shareholders' deficit
Common stock, $.0001 par value;
250,000,000 shares authorized; 96,433,466 and 81,425,957 shares issued
and outstanding as of March 31, 2015 and December 31, 2014	9,644	8,143
Additional paid-in capital	1,922,740	1,593,297
Stock subscriptions	(1,570)	(1,570)
Accumulated deficit	(6,773,030)	(6,292,875)
Total shareholders' deficit	(4,842,216)	(4,693,005)
	$64,609	$45,589

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statement of Operations

 (Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Revenues, net	$2,745	$17,759
Cost of goods sold	824	8,448
Gross profit	1,921	9,311

Operating expenses	433,554	576,434
Loss from operations	(431,633)	(567,123)

Other income (expense)
Other income	-	535
Interest expense, net	(48,522)	(61,927)
	(48,522)	(61,392)

Loss before income taxes	(480,155)	(628,515)

Provision for income taxes	-	-

Net loss	$(480,155)	$(628,515)

Basic and diluted loss per share	$(0.01)	$(0.01)
Weighted average common share outstanding:
Basic and diluted	84,824,577	85,996,385

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Three Months ended March 31,
	2015	2014
Operating activities:
Net loss	$(480,155)	$(628,515)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation and amortization expense	3,640	3,175
Fair value of equity issued for services	2,304	4,715
Non-cash amortization of interest	1,766	10,330
Changes in assets and liabilities:
Other current assets	2,000	-
Inventory	-	(39,200)
Accounts payable and accrued expenses	276,609	453,565
Net cash used in operating activities	(193,836)	(195,930)

Investing activities:
Net cash used in investing activities	-	-

Financing activities:
Proceeds from the issuance of notes payable	212,500	287,000
Proceeds from related party advances	7,755	-
Proceeds from issuance of common stock	177	-
Payment against long term loan	(1,936)	(3,399)
Payment against notes payable- related party	-	(11,280)
Net cash provided by financing activities	218,496	272,321

Net increase in cash	24,660	76,391
Cash, beginning of year	988	3,255
Cash, end of period	$25,648	$79,646

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$219
Cash paid for income taxes	$-	$532

Non Cash Investing and Financing Activities:
Conversion of notes payable and accrued
interest to common stock	$328,138	$-

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Deficit

(Unaudited)

			Additional	Common Stock		Total
	Common Stock		Paid-in	Subscription	Retained	Shareholder's
	Shares	Amount	Capital	Receivable	Earnings	Deficit

Balance December 31, 2014	81,425,957	$8,143	$1,593,297	$(1,570)	$(6,292,875)	$(4,693,005)

Shares issued for cash	177,631	18	159	-	-	177
Share issued for services	2,304,286	230	2,074	-	-	2,304
Shares issued with notes payable	325,000	33	292	-	-	325
Share issued for conversion of notes payable and accrued interest	12,200,592	1,220	326,918	-	-	328,138
Net loss	-	-	-	-	(480,155)	(480,155)
Balance March 31, 2015	96,433,466	$9,644	$1,922,740	$(1,570)	$(6,773,030)	$(4,842,216)

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated financial statements as of March 31, 2015, and 2014 are unaudited; however, in the opinion of management such interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the period presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

The consolidated financial statements of the Company include the accounts of ETI and IPR as of March 14, 2012; Aviva as of April 2, 2013; and WeHealAnimals as of November 16, 2013. All significant intercompany accounts and transactions are eliminated in consolidation.

Going Concern

These accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for a period following the date of these consolidated financial statements.  The Company has raised approximately $212,500 in debt financing for the period January 1, 2015 to March 31, 2015.  The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations.  However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern.  No adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty. To reduce the risk of not being able to continue as a going concern, management has implemented its business plan to materialize revenues from it license agreements, has initiated a private placement offering to raise capital through the sale of its common stock and is seeking out profitable companies.  Although, uncertainty exists as to whether the Company will be able generate enough cash from operations to fund the Company’s working capital needs or raise sufficient capital to meet the Company’s obligations as they become due, no adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.

Recent Accounting Standard Updates

The Company is not aware of any recently issued accounting pronouncements that when adopted will have a material effect on the Company’s financial position or result of its operations.

Reclassification

The 2014 financial statements have been reclassified to conform to the current year presentation.

Note 2 - Property and Equipment

The following is a summary of equipment, at cost, less accumulated depreciation at March 31, 2015 and December 31, 2014:

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

	March 31,	December 31,
	2015	2014

Autos	$64,458	$64,458
Medical equipment	5,000	5,000
Other equipment	4,945	4,945
	74,403	74,403
Less accumulated depreciation	35,442	31,802
	$38,961	$42,601

Note 3 - Notes Payable and Long Term Loan

Notes Payable

In October 2013, the Company initiated a private placement for up to $500,000 of financing by the issuance of notes payable at a minimum of $25,000. The notes bear interest at 10% per annum and are due and payable with accrued interest one year from issuance.  Also, the Company agreed to issue 125,000 shares of its common stock for each unit. In July 2014, the Company initiated a private placement for up to $500,000 of financing by the issuance of notes payable at a minimum of $25,000. The notes bear interest at 10% per annum and are due and payable with accrued interest one year from issuance.  Also, the Company agreed to issue 50,000 shares of its common stock for each unit. In October 2014, the Company initiated a private placement for up to $500,000 of financing by the issuance of notes payable at a minimum of $25,000. The notes bear interest at 10% per annum and are due and payable with accrued interest one year from issuance.  Also, the Company agreed to issue 50,000 shares of its common stock for each unit. From January 1, 2014 to March 31, 2015, the company has issued promissory notes for an aggregate principal of approximately $1,158,000.

	As of
	March 31, 2015	December 31, 2014
Notes payable at beginning of period	$1,377,416	$710,072
Notes payable issued for cash	212,500	935,500
Less amounts converted to stock	(295,915)	(268,156)
Notes payable at end of period	1,294,001	1,377,416
Less debt discount	-	(2,391)
	$1,294,001	$1,375,025

Notes payable issued to related parties	$341,000	$291,000
Notes payable issued to non-related parties	$953,001	$1,086,416

Long Term Loan

The Company has financed the purchase of an automobile.  The maturity dates on the loan are as follows:

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Twelve months ending,
March 31, 2016	$11,764
March 31, 2017	$12,121
March 31, 2018	$12,488
March 31, 2019	$1,064
$37,437

Current portion	$11,764
Long term portion	$25,673

Note 4 - Shareholders’ Deficit

Reverse Spilt

On April 28, 2014, we concluded the process of changing our corporate name to Endonovo Therapeutics, Inc. and began trading under the symbol ENDV.  The Company enacted a reverse stock split effective May 15, 2014.  All share and per share numbers in this report have been adjusted for the reverse stock split.

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

The shares of common stock that have vested through January 2013 were valued based on a valuation performed by an independent valuation firm as the Company had no active market for its shares prior to that time. The Company’s shares began trading in January 2013; as a result the Company utilized market value for its stock when valuing its common stock for the three months ended March 31, 2013. During the second quarter of 2013, the Company revalued the shares based on low trading volume to $0.001. During the three months ended March 31, 2015, the Company granted 2,304,286 shares for services performed by consultants and recorded expense of $2,304.

During the three months ended March 31, 2015, the Company issued 325,000 shares of common stock to the purchasers of notes.  The share issuance was valued at $325.

In addition, during the three months ended March 31, 2015, the Company issued 12,200,592 shares of common stock on the conversion of notes in an amount of $295,915 and accrued interest of $32,223.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Note 5 – Related Party Transactions

From time-to-time officers of the Company advance monies t the Company to cover costs.  During the three months ended March 31, 2015, officers advanced $7,755 of funds to the Company.  No repayments were made during the period.

As further illustrated in Note 3, officers of the Company have entered into note payable agreements with the Company.  During the quarter ended March 31, 2015, the Company received $50,000 from an officer.  The balance of notes payable from related parties at March 31, 2015 is $341,000.

Note 6 – Subsequent Events

From April 1, 2015 through May 12, 2015 an aggregate of 1,695,000 shares of restricted common stock were issued as compensation to independent contractors.

From April 1, 2015 through May 12, 2015, the Company issued $37,500 in notes payable and issued 75,000 shares of its restricted common stock pursuant to a Private Placement Memorandum and private offerings.

From April 1, 2015 through May 12, 2015, the Company issued an aggregate of 43,500 shares of its restricted common stock pursuant to Securities Purchase Agreements.

On May 16, 2015 the Company issued 250,000 shares as part of an extension agreement to Donnie Rudd’s $96,000 Note Payable, which was due and payable on May 15, 2015. As part of the extension, the new due date of the Note is August 15, 2015.

As a result of these issuances the total number of shares outstanding is 98,497,026.

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

Overview

Endonovo Therapeutics, Inc.  (the “Company” or “END”) is comprised of two business segments: (1) a debt portfolio management company and (2) an intellectual property management and commercialization company.

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

Our medical device business, which is our present primary focus, is primarily engaged in the development, patenting and regulatory approval of our proprietary square wave form device and therapies.

Going Concern

Our independent registered auditors included an explanatory paragraph in their opinion on our consolidated financial statements as of and for the fiscal year ended December 31, 2014 that states that our ongoing losses and lack of resources causes substantial doubt about our ability to continue as a going concern.

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

Results of Operations Three Months ended March 31, 2015 and March 31, 2014

	Three Months Ended March 31,		Favorable
	2015	2014	(Unfavorable)%

Revenue	$2,745	$17,759	$(15,014)	-84.5%
Cost of revenue	824	8,448	7,624	90.2%
Gross profit	1,921	9,311	(7,390)	-79.4%

Operating expenses	433,554	576,434	(142,880)	-24.8%

Loss from operations	(431,633)	(567,123)	135,490	23.9%

Other income (expense)	(48,522)	(61,392)	12,870	21.0%

Net loss	$(480,155)	$(628,515)	$148,360	23.6%

Revenues

We had $2,745 in net revenues for the three months ended March 31, 2015 compared to $17,759 for the three months ended March 31, 2014. We are in an early stage and our revenues will be small and erratic until our operations develop.  The growth of our business is dependent on successfully raising additional capital to fund our growth

Operating Expenses

Our operating expenses for the three months ended March 31, 2015 were approximately $434,000. The operating expenses were comprised primarily from consulting and professional fees for the development of our intellectual property management and licensing activities and expenses related to being a public company. Interest expenses for our debt were approximately $49,000.

Liquidity and Capital Resources

	As of		Increase
	March 31, 2015	December 31, 2014	(Decrease)
Working Capital

Current assets	$25,648	$2,988	$22,660
Current liabilities	4,726,152	4,554,948	171,204
Working capital deficit	$(4,700,504)	$(4,551,960)	$148,544

Long-term debt	$180,673	$183,646	$(2,973)

Stockholders' deficit	$(4,842,216)	$(4,693,005)	$149,211

	Three Months Ended March 31,		Increase
	2015	2014	(Decrease)
Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(193,836)	$(195,930)	$(2,094)
Investing activities	$-	$-	$-
Financing activities	$218,496	$272,321	$(53,825)

	As of		Increase
	March 31, 2015	December 31, 2014	(Decrease)
Balance Sheet Select Information

Cash	$25,648	$988	$24,660

Accounts payable and accrued expenses	$3,411,732	$3,167,346	$244,386

Since inception and through March 31, 2015, the Company has raised approximately $1,600,000 in equity and debt transactions. These funds have been used to commence the operations of the Company to acquire and begin the development of its license portfolio. These activities include attending trade shows, marketing our licenses and corporate development.  Our accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these condensed consolidated financial statements. The Company has incurred substantial losses since inception.  Its current liabilities exceed its current assets and available cash is not sufficient to fund expected future operations.  The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern. To reduce the risk of not being able to continue as a going concern, management has implemented its business plan to materialize revenues from it license agreements and has initiated a private placement offering to raise capital through the sale of its common stock.  Although, uncertainty exists as to whether the Company will be able generate enough cash from operations to fund the Company’s working capital needs or raise sufficient capital to meet the Company’s obligations as they become due, no adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.  Our cash on hand at March 31, 2015 was approximately $25,600.  This will only fund operations for a few months if additional capital is not raised.  The Company raised an aggregate of approximately $212,500 through the sale of equity and debt securities during the quarter ended March 31, 2015.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that as of March 31, 2015 our disclosure controls and procedures were not effective at the reasonable assurance level:

1.  We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended March 31, 2015.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Item 1A.  Risk Factors.

We are a Smaller Reporting Company (as defined in Rule 12b-2 of the Exchange Act) and are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Number of
Common Shares	Source of
Issued	Payment	Amount
2,304,286	Services	$2,304
325,000	Note issuance	$325
177,631	Cash	$177
12,200,592	Conversion of note	$328,138

The above issuances of securities during the three months ended March 31, 2015 were exempt from registration pursuant to Section 4(2), and/or Regulation D promulgated under the Securities Act. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

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

* To be furnished by amendment. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

7.  Subsequent Events

From April 1, 2015 through May 12, 2015 an aggregate of 1,695,000 shares of restricted common stock were issued as compensation to independent contractors.

From April 1, 2015 through May 12, 2015, the Company issued $37,500 in notes payable and issued 75,000 shares of its restricted common stock pursuant to a Private Placement Memorandum and private offerings.

From April 1, 2015 through May 12, 2015, the Company issued an aggregate of 43,500 shares of its restricted common stock pursuant to Securities Purchase Agreements.

On May 16, 2015 the Company issued 250,000 shares as part of an extension agreement to Donnie Rudd’s $96,000 Note Payable, which was due and payable on May 15, 2015. As part of the extension, the new due date of the Note is August 15, 2015.

As a result of these issuances the total number of shares outstanding is 98,497,026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 19, 2014	Endonovo Therapeutics, Inc.

	By:	/s/ Alan Collier
Alan Collier
Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)