Form 10-Q
period 2015-06-30
ENDONOVO THERAPEUTICS, INC.
filed 2015-08-19
CIK 1528172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015.

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

Yes [   ]   No [ X ]

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

As of August 17, 2015, there were 101,289,580 shares of common stock, $0.0001 par value issued and outstanding.

ENDONOVO THERAPEUTICS, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

June 30, 2015

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$18,396	$988
Other current assets	-	2,000
Total current assets	18,396	2,988

Property Plant and Equipment, net	35,321	42,601
	$53,717	$45,589

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$3,757,427	$3,167,346
Short term advances	61,255	900
Notes payable, net of discounts of $135,920 as of June 30, 2015 and $2,391 as of
December 31, 2014	945,081	1,084,025
Notes payable - related party	341,000	291,000
Derivative liability	157,194	-
Current portion of long term loan	11,852	11,677

Total current liabilities	5,273,809	4,554,948

Long term loan	22,676	28,646
Acquisition payable	155,000	155,000
Total liabilities	5,451,485	4,738,594

COMMITMENTS AND CONTINGENCIES

Shareholders' deficit
Super AA super voting preferred stock, $0.0001 par value,
1,000,000 authorized and 1,000 issued and outstanding	-	-
Common stock, $.0001 par value;
250,000,000 shares authorized; 98,603,610 and 81,425,957 shares issued
and outstanding as of June 30, 2015 and December 31, 2014	9,860	8,143
Additional paid-in capital	1,924,694	1,593,297
Stock subscriptions	(1,570)	(1,570)
Accumulated deficit	(7,330,752)	(6,292,875)
Total shareholders' deficit	(5,397,768)	(4,693,005)
	$53,717	$45,589

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statement of Operations

 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues, net	$1,920	$16,422	$4,665	$34,181
Cost of goods sold	1,338	5,910	2,162	14,358
Gross profit	582	10,512	2,503	19,823

Operating expenses	494,266	836,871	927,820	1,413,306
Loss from operations	(493,684)	(826,359)	(925,317)	(1,393,483)

Other income (expense)
Other income	-	649,800	-	650,335
Amortization of derivative liability discount	(3,521)	-	(3,521)	-
Change in fair value of derivative liability	29,446	-	29,446	-
Interest expense, net	(89,964)	(26,125)	(138,486)	(88,052)
	(64,039)	623,675	(112,561)	562,283

Loss before income taxes	(557,723)	(202,684)	(1,037,878)	(831,200)

Provision for income taxes	-	-	-	-

Net loss	$(557,723)	$(202,684)	$(1,037,878)	$(831,200)

Basic and diluted loss per share	$(0.01)	$(0.26)	$(0.01)	$(1.00)
Weighted average common share outstanding:
Basic and diluted	97,996,920	786,497	91,364,222	832,223

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Six Months ended June 30,
	2015	2014
Operating activities:
Net loss	$(1,037,878)	$(831,200)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation and amortization expense	7,280	14,281
Impairment expense	-	12,000
Fair value of equity issued for services	4,251	2,694
Non-cash interest	49,145	-
Amortization of note discount	3,521	6,030
Change in fair value of derivative liability	(29,446)	-
Changes in assets and liabilities:
Other current assets	2,000	(7,000)
Accounts payable and accrued expenses	622,305	317,736
Net cash used in operating activities	(378,822)	(485,459)

Investing activities:
Net cash used in investing activities	-	-

Financing activities:
Proceeds from the issuance of notes payable	290,500	646,897
Proceeds from the issuance of notes payable- related parties	50,000	-
Proceeds from short term advances	73,205	-
Repayments on short term advances	(12,850)	-
Proceeds from issuance of common stock	220	-
Payment against long term loan	(4,845)	-
Payment against notes payable- related party	-	(19,710)
Net cash provided by financing activities	396,230	627,187

Net increase in cash	17,408	141,728
Cash, beginning of year	988	3,255
Cash, end of period	$18,396	$144,983

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,112	$-
Cash paid for income taxes	$500	$-

Non Cash Investing and Financing Activities:
Conversion of notes payable and accrued
interest to common stock	$328,138	$-

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Deficit

(Unaudited)

			Additional	Common Stock		Total
	Common Stock		Paid-in	Subscription	Retained	Shareholder's
	Shares	Amount	Capital	Receivable	Earnings	Deficit

Balance December 31, 2014	81,425,957	$8,143	$1,593,297	$(1,570)	$(6,292,875)	$(4,693,005)

Shares issued for cash	222,775	21	199	-	-	220
Share issued for services	4,249,286	425	3,826	-	-	4,251
Shares issued with notes payable	505,000	51	454	-	-	505
Share issued for conversion of notes payable and accrued interest	12,200,592	1,220	326,918	-	-	328,138
Net loss	-	-	-	-	(1,037,878)	(1,037,878)
Balance June 30, 2015	98,603,610	$9,860	$1,924,694	$(1,570)	$(7,330,753)	$(5,397,769)

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 1 - Organization and Nature of Business

Endonovo Therapeutics, Inc. and Subsidiaries (the “Company” or “ETI”) operates in two business segments: 1) intellectual property licensing and commercialization; and 2) biomedical research and development which included the development of the TVEMF device which has been the source of all revenues in the current year.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated financial statements as of June 30, 2015, and 2014 are unaudited; however, in the opinion of management such interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the period presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

The consolidated financial statements of the Company include the accounts of ETI and IPR as of March 14, 2012; Aviva as of April 2, 2013; and WeHealAnimals as of November 16, 2013. All significant intercompany accounts and transactions are eliminated in consolidation.

Going Concern

These accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for a period following the date of these consolidated financial statements.  The Company has raised approximately $401,000 in debt and equity financing for the period January 1, 2015 to June 30, 2015.  The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations.  However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern.  No adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty. To reduce the risk of not being able to continue as a going concern, management has implemented its business plan to materialize revenues from its license agreements, has initiated a private placement offering to raise capital through the sale of its common stock and is seeking out profitable companies.  Although, uncertainty exists as to whether the Company will be able to generate enough cash from operations to fund the Company’s working capital needs or raise sufficient capital to meet the Company’s obligations as they become due, no adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.

Recent Accounting Standard Updates

The Company is not aware of any recently issued accounting pronouncements that when adopted will have a material effect on the Company’s financial position or result of its operations.

Reclassification

The 2014 financial statements have been reclassified to conform to the current year presentation.

Note 2 - Property and Equipment

The following is a summary of equipment, at cost, less accumulated depreciation at June 30, 2015 and December 31, 2014:

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

	June 30,	December 31,
	2015	2014

Autos	$64,458	$64,458
Medical equipment	5,000	5,000
Other equipment	4,945	4,945
	74,403	74,403
Less accumulated depreciation	39,082	31,802
	$35,321	$42,601

Note 3 - Notes Payable and Long Term Loan

Notes Payable

In October 2013, the Company initiated a private placement for up to $500,000 of financing by the issuance of notes payable at a minimum of $25,000. The notes bear interest at 10% per annum and are due and payable with accrued interest one year from issuance.  Also, the Company agreed to issue 125,000 shares of its common stock for each unit. In July 2014, the Company initiated a private placement for up to $500,000 of financing by the issuance of notes payable at a minimum of $25,000. The notes bear interest at 10% per annum and are due and payable with accrued interest one year from issuance.  Also, the Company agreed to issue 50,000 shares of its common stock for each unit. In October 2014, the Company initiated a private placement for up to $500,000 of financing by the issuance of notes payable at a minimum of $25,000. The notes bear interest at 10% per annum and are due and payable with accrued interest one year from issuance.  Also, the Company agreed to issue 50,000 shares of its common stock for each unit.  From January 1, 2014 to June 30, 2015, the company has issued promissory notes for an aggregate principal of approximately $302,500 under this private placement.

During the three months ended June 30, 2015, the Company issued and has outstanding one convertible Debenture (“Variable Debenture”) with original terms of 9 months and an interest rate of 8% which contains a variable conversion rate with a discount of 42% of the Company’s common stock based on the average lowest three trading prices 15 days previous to conversion.  The Variable Debenture contains a prepayment option which enables the Company to prepay the note for periods of 0-180 days subsequent to issuance at premiums ranging from 120% to145%.  The gross amount of the Variable Debenture outstanding is $38,000 as of June 30, 2015.

During the three months ended June 30, 2015, a note was reassigned from one investor to another.  During this reassignment, the Company entered into negotiations with the new note holder to have the note contain a conversion feature that would allow the note holder to convert the amount of the note into shares of common stock. The note matures in 1 year and has no interest rate.  The note contains a variable conversion rate with a discount of 40% of the Company’s common stock based on the Volume Weighted Average Price (“VWAP”) of the 5 preceding days of trading.   The convertible note contains a prepayment option which enables the Company to prepay the note at any time.  As of June 30, 2015, the outstanding balance of this note was $100,000.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

	As of
	June 30, 2015	December 31, 2014
Notes payable at beginning of period	$1,377,416	$710,072
Notes payable issued for cash	340,500	935,500
Less amounts converted to stock	(295,915)	(268,156)
Notes payable at end of period	1,422,001	1,377,416
Less debt discount	(135,920)	(2,391)
	$1,286,081	$1,375,025

Notes payable issued to related parties	$341,000	$291,000
Notes payable issued to non-related parties	$945,081	$1,084,025

Derivative Liability

The Company issued two Variable Debentures during the three months ended June 30, 2015, which contained variable conversion rates based on unknown future prices of the Company’s common stock.  This resulted in a conversion feature.  The Company measures the conversion feature using the Black-Scholes option valuation model using the following assumptions:

Six months ended June 30,
	2015	2014
Expected term	9 months - 1 year	None
Exercise price	$0.30-$0.52	None
Expected volatility	158%-181%	None
Expected dividends	None	None
Risk-free interest rate	0.28%	None
Forfeitures	None	None

The time period over which the Company will be required to evaluate the fair value of the conversion feature is nine months or conversion.

The assumptions used in determining fair value represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change, including changes in the market value of the Company’s common stock, managements’ assessment or significant fluctuations in the volatility of the trading market for the Company’s common stock, the Company’s fair value estimates could be materially different in the future.

The Company computes the fair value of the derivative liability at each reporting period and the change in the fair value is recorded as non-cash expense or non-cash income. The key component in the value of the derivative liability is the Company’s stock price, which is subject to significant fluctuation and is not under its control. The resulting effect on net loss is therefore subject to significant fluctuation and will continue to be so until the Company’s Variable Debentures, which the convertible feature is associated with, are converted into common stock or paid in full with cash. Assuming all other fair value inputs remain constant, the Company will record non-cash expense when its stock price increases and non-cash income when its stock price decreases.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

As of June 30, 2015 and December 31, 2014, the balances of the Derivative Liability are as follows:

Derivative Liability
Balance December 31, 2014	$-
Issuance of debt	186,640
Change in estimated fair value (1)	(29,446)
Balance June 30, 2015	$157,194

(1)

The change in estimated fair value is reflected in interest expense on the statement of operations.

Long Term Loan

The Company has financed the purchase of an automobile.  The future minimum payments on the loan are as follows:

Maturity dates of long term debt

Twelve months ending,
June 30, 2016	$11,852
June 30, 2017	$12,211
June 30, 2018	$10,465
June 30, 2019	$-
$34,528

Current portion	$11,852
Long term portion	$22,676

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

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The shares of common stock that have vested through January 2013 were valued based on a valuation performed by an independent valuation firm as the Company had no active market for its shares prior to that time. The Company’s shares began trading in January 2013; as a result the Company utilized market value for its stock when valuing its common stock for the three months ended March 31, 2013. During the second quarter of 2013, the Company revalued the shares based on low trading volume to $0.001. During the six months ended June 30, 2015, the Company granted 4,249,286 shares for services performed by consultants and recorded expense of $4,251.

During the six months ended June 30, 2015, the Company issued 505,000 shares of common stock to the purchasers of notes.  The share issuance was valued at $505.

In addition, during the six months ended June 30, 2015, the Company issued 12,200,592 shares of common stock on the conversion of notes in an amount of $295,915 and accrued interest of $32,223.

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

Each holder of outstanding shares of Series AA Super Voting Preferred Stock shall be entitled to one hundred thousand (100,000) votes for each share of Series AA Super Voting Preferred Stock held on the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company.  As of June 30, 2015, there were 1,000 shares of Series AA Preferred stock outstanding.

Note 5 – Related Party Transactions

From time-to-time officers of the Company advance monies to the Company to cover costs.  During the six months ended June 30, 2015, officers advanced $18,305 of funds to the Company of which $12,350 was repaid during the period. At June 30, 2015, the balance of short term advances due to related parties was $6,855.

During the six months ended June 30, 2015, officers and executives of the Company have entered into note payable agreements amounting to $50,000.  The balance of notes payable from related parties at June 30, 2015 is $341,000.

Note 6 – Fair Value Measurements

Accounting guidance on fair value measurements and disclosures defines fair value, establishes a framework for measuring the fair value of assets and liabilities using a hierarchy system, and defines required disclosures. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts business.

The Company's balance sheet contains derivative liabilities that are recorded at fair value on a recurring basis. The three-level valuation hierarchy for disclosure of fair value is as follows:

Level 1: uses quoted market prices in active markets for identical assets or liabilities.

Level 2: uses observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: uses unobservable inputs that are not corroborated by market data.

The fair value of the Company’s recorded derivative liability is determined based on unobservable inputs that are not corroborated by market data, which require a Level 3 classification. A  Black-Scholes  option valuation model was used to determine the fair value. The Company records derivative liability on the condensed consolidated balance sheet at fair value with changes in fair value recorded in the condensed consolidated statement of operation.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The following table presents the balances of  liabilities measured at fair value on a recurring basis by level as of June 30, 2015:

	Fair Value Measurements Using
	Quoted Prices in Active	Significant Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
As of June 30, 2015	(Level 1)	(Level 2)	(Level 3)	Total
Derivative liability	$-	$-	$157,194	$157,194
Total	$-	$-	$157,194	$157,194

The following table presents changes in the liabilities with significant unobservable inputs (Level 3) for the six months ended June 30, 2015:

Derivative Liability
Balance December 31, 2014	$-
Issuance of debt	186,640
Change in estimated fair value	(29,446)
Balance June 30, 2015	$157,194

Note 7 – Subsequent Events

Subsequent to June 30, 2015, an aggregate of 1,020,000 shares of restricted common stock were issued as compensation to independent contractors.

Subsequent to June 30, 2015, the Company issued $264,500 in notes payable and issued 100,000 shares of its restricted common stock pursuant to a Private Placement Memorandum and private offerings.

On August 14, 2015, the Company issued 250,000 shares as part of an extension agreement to Donnie Rudd’s $96,000 Note Payable, which was due and payable on August 15, 2015. As part of the extension, the new due date of the Note is November 15, 2015.

On January 15, 2015 the Company entered into an Equity Purchase Agreement (the “EPA” with Kodiak Capital Group. LLC (“KCG”) and, pursuant thereto caused a registration statement on Form S-1 to become effective under the Securities Act of 1933, as amended.  To date the Company issued 2,000,000 shares of common stock to KCG and has received $56,738 in connection with KCG’s sale of 98,750 shares of common stock under the EPA.  The Company has demanded (among other things) (i) an accounting of shares sold by KCG under the EPA, (ii) a return of 1,901,250 shares that KCG holds against possible future put notices to its transfer agent for cancellation as the Company does not anticipate future put notices; and (iii) return of the 215,000 shares KCG received as a commitment fee for the EPA.  As of the date of this filing, KCG has not complied with any of these demands and has twice improperly sought to remove all transfer restrictions from the 215,000 shares, which have a minimum selling price of $0.50 per share until June 30, 2016.

During July 2015, the Company entered into a settlement agreement with the holder of a $100,000 convertible promissory note wherein the Note was exchanged for 900,000 shares of common stock, with the restriction that the shares may be sold from time to time at various prices of $0.60 and above.

As a result of these issuances the total number of shares outstanding is 101,289,580.

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

This filing contains a number of forward-looking statements which reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” and variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

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

Overview

Endonovo Therapeutics, Inc.  (the “Company” or “END”) is comprised of two business segments: (1) intellectual property management and commercialization and (2) biomedical research and development and medical device.

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

Use of estimates

In the opinion of management, the accompanying condensed consolidated balance sheets and related interim statements of operations, cash flows, and shareholders' deficits include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. The significant estimates were made for the fair value of common stock issued for services and depreciation and amortization of our long-lived assets. Actual results and outcomes may differ from management's estimates and assumptions.

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

Results of Operations for the Three Months ended June 30, 2015 and June 30, 2014

	Three Months Ended June 30,		Favorable
	2015	2014	(Unfavorable)%
Revenue	$1,920	$16,422	$(14,502)	-88.3%
Cost of revenue	1,338	5,910	4,572	77.4%
Gross profit	582	10,512	(9,930)	-94.5%

Operating expenses	494,266	836,871	(342,605)	-40.9%

Loss from operations	(493,684)	(826,359)	332,675	40.3%

Other income (expense)	(64,039)	623,675	(687,714)	110.3%

Net loss	$(557,723)	$(202,684)	$(355,039)	-175.2%

Revenues

We had $1,920 in net revenues for the three months ended June 30, 2015 compared to $16,422 for the three months ended June 30, 2014. We are in an early stage and our revenues will be small and erratic until our operations develop.  The growth of our business is dependent on successfully raising additional capital to fund our growth

Operating Expenses

Our operating expenses for the three months ended June 30, 2015 were approximately $494,000 compared to $837,000 for the corresponding period of the previous year. The operating expenses were comprised primarily from consulting and professional fees for the development of our intellectual property management and licensing activities and expenses related to being a public company.

Results of Operations for the Six Months ended June 30, 2015 and June 30, 2014

	Six Months Ended June 30,		Favorable
	2015	2014	(Unfavorable)%

Revenue	$4,665	$34,181	$(29,516)	-86.4%
Cost of revenue	2,162	14,358	12,196	84.9%
Gross profit	2,503	19,823	(17,320)	-87.4%

Operating expenses	927,820	1,413,306	(485,486)	-34.4%

Loss from operations	(925,317)	(1,393,483)	468,166	33.6%

Other income (expense)	(112,561)	562,283	(674,844)	120.0%

Net loss	$(1,037,878)	$(831,200)	$(206,678)	-24.9%

Revenues

We had $4,665 in net revenues for the six months ended June 30, 2015 compared to $34,181 for the six months ended June 30, 2014. We are in an early stage and our revenues will be small and erratic until our operations develop.  The growth of our business is dependent on successfully raising additional capital to fund our growth

Operating Expenses

Our operating expenses for the six months ended June 30, 2015 were approximately $928,000 compared to $1,413,000 for the corresponding period of the previous year. The operating expenses were comprised primarily from consulting and professional fees for the development of our intellectual property management and licensing activities and expenses related to being a public company.

Liquidity and Capital Resources

	As of
	June 30, 2015	December 31, 2014	Increase (Decrease)
Working Capital
Current assets	$18,396	$2,988	$15,408
Current liabilities	5,273,809	4,554,948	718,861
Working capital deficit	$(5,255,413)	$(4,551,960)	$703,453

Long-term debt	$177,676	$183,646	$(5,970)

Stockholders' deficit	$(5,397,768)	$(4,693,005)	$704,763

	Six Months Ended June 30,		Increase
	2015	2014	(Decrease)
Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(428,822)	$(485,459)	$(56,637)
Investing activities	$-	$-	$-
Financing activities	$446,230	$627,187	$(180,957)

	As of
	June 30, 2015	December 31, 2014	Increase (Decrease)
Balance Sheet Select Information
Cash	$18,396	$988	$17,408

Accounts payable and accrued expenses	$3,757,427	$3,167,346	$590,081

Since inception and through June 30, 2015, the Company has raised approximately $1,780,000 in equity and debt transactions. These funds have been used to commence the operations of the Company to acquire and begin the development of its license portfolio. These activities include attending trade shows, marketing our licenses and corporate development.  Our accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these condensed consolidated financial statements. The Company has incurred substantial losses since inception.  Its current liabilities exceed its current assets and available cash is not sufficient to fund expected future operations.  The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern. To reduce the risk of not being able to continue as a going concern, management has implemented its business plan to materialize revenues from its license agreements and has initiated a private placement offering to raise capital through the sale of its common stock.  Although, uncertainty exists as to whether the Company will be able generate enough cash from operations to fund the Company’s working capital needs or raise sufficient capital to meet the Company’s obligations as they become due, no adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.  Our cash on hand at June 30, 2015 was approximately $18,000.  This will be insufficient to fund operations if additional capital is not raised.  The Company raised an aggregate of approximately $401,000 through the sale of equity and debt securities during the six months ended June 30, 2015.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that as of June 30, 2015 our disclosure controls and procedures were not effective at the reasonable assurance level:

1.  We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended June 30, 2015.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Item 1A.  Risk Factors.

We are a Smaller Reporting Company (as defined in Rule 12b-2 of the Exchange Act) and are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Number of
Common Shares	Source of
Issued	Payment	Amount
1,945,000	Services	$ 1,945
180,000	Note issuance	$ 180
45,144	Cash	$ 45

The above issuances of securities during the three months ended June 30, 2015 were exempt from registration pursuant to Section 4(2), and/or Regulation D promulgated under the Securities Act. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

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

Dated: August 19, 2015	Endonovo Therapeutics, Inc.

	By:	/s/ Alan Collier
Alan Collier
Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)