Form 10-Q
period 2015-09-30
ENDONOVO THERAPEUTICS, INC.
filed 2015-11-23
CIK 1528172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015.

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

As of November 20, 2015, there were 103,293,401 shares of common stock, $0.0001 par value issued and outstanding.

ENDONOVO THERAPEUTICS, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

September 30, 2015

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$27,479	$988
Other current assets	2,595	2,000
Total current assets	30,074	2,988

Property Plant and Equipment, net	31,681	42,601
	$61,755	$45,589

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$3,808,744	$3,167,346
Short term advances	-	900
Notes payable, net of discounts of $150,350 as of September 30, 2015
and $2,391 as of December 31, 2014	1,146,401	1,084,025
Notes payable - related party	341,000	291,000
Derivative liability	505,318	-
Current portion of long term loan	11,941	11,677
Total current liabilities	5,813,404	4,554,948

Notes payable, net of discounts of $101,817 as of September 30, 2015
and $0 as of December 31, 2014	3,183	-
Long term loan	19,658	28,646
Acquisition payable	155,000	155,000
Total liabilities	5,991,245	4,738,594
COMMITMENTS AND CONTINGENCIES
Shareholders' deficit
Super AA super voting preferred stock, $0.0001 par value,
1,000,000 authorized and 1,000 issued and outstanding	0	0
Common stock, $.0001 par value;
250,000,000 shares authorized; 101,953,401 and 81,425,957 shares issued
and outstanding as of September 30, 2015 and December 31, 2014	10,194	8,143
Additional paid-in capital	2,593,451	1,593,297
Stock subscriptions	(1,570)	(1,570)
Accumulated deficit	(8,531,565)	(6,292,875)
Total shareholders' deficit	(5,929,490)	(4,693,005)
	$61,755	$45,589

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statement of Operations

 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues, net	$(400)	$20,640	$4,265	$54,821
Cost of goods sold	-	15,827	2,162	30,185
Gross profit	(400)	4,813	2,103	24,636

Operating expenses	469,475	631,994	1,317,070	2,045,300
Loss from operations	(469,875)	(627,181)	(1,314,967)	(2,020,664)

Other income (expense)
Other income	-	760,215	-	1,410,550
Amortization of original issue discount	(5,824)	-	(5,824)	-
Amortization of derivative liability discount	(63,942)	-	(66,022)	-
Change in fair value of derivative liability	(100,384)	-	(70,938)	-
Loss on extinguishment of debt	(363,049)	-	(363,049)	-
Interest expense, net	(277,963)	(38,400)	(417,890)	(126,452)
	(811,162)	721,815	(923,723)	1,284,098

Income (loss) before income taxes	(1,281,037)	94,634	(2,238,690)	(736,566)

Provision for income taxes	-	-	-	-

Net income (loss)	$(1,281,037)	$94,634	$(2,238,690)	$(736,566)

Basic and diluted income (loss) per share	$(0.01)	$0.00	$(0.02)	$(0.10)
Weighted average common share outstanding:
Basic and diluted		45,387,690	94,651,544	7,695,951

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months ended September 30,
	2015	2014
Operating activities:
Net loss	$(2,238,690)	$(736,566)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation and amortization expense	10,920	12,514
Impairment expense	-	12,000
Fair value of equity issued for services	5,521	34,462
Non-cash interest	241,945	-
Amortization of derivative liability discount	66,022	14,789
Amortization of original issue discount	5,824	-
Change in fair value of derivative liability	70,938	-
Loss on extinguishment of liabilities	363,049	(1,410,550)
Changes in assets and liabilities:
Other current assets	(595)	(2,000)
Accounts payable and accrued expenses	667,021	1,393,789
Net cash used in operating activities	(808,045)	(681,562)

Investing activities:
Net cash used in investing activities	-	-

Financing activities:
Proceeds from the issuance of notes payable	711,250	755,500
Proceeds from issuance of notes payable- related parties	50,000	-
Proceeds from short term advances	84,950	-
Repayments on short term advances	(85,850)
Proceeds from issuance of common stock	81,960	-
Payment against long term loan	(7,774)	-
Payment against notes payable- related party	-	(26,004)
Net cash provided by financing activities	834,536	729,496

Net increase in cash	26,491	47,934
Cash, beginning of year	988	3,255
Cash, end of period	$27,479	$51,189

Supplemental disclosure of cash flow information:
Cash paid for interest	$21,639	$-
Cash paid for income taxes	$500	$-

Non Cash Investing and Financing Activities:
Conversion of notes payable and accrued interest to common stock	$428,138	$33,247
Subscription receivable on common stock issued	$-	$727

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Deficit

(Unaudited)

					Additional	Common Stock		Total
	Series AA Preferred Stock		Common Stock		Paid-in	Subscription	Retained	Shareholder's
	Shares	Amount	Shares	Amount	Capital	Receivable	Earnings	Deficit

Balance December 31, 2014	1,000	$-	81,425,957	$8,143	$1,593,297	$(1,570)	$(6,292,875)	$(4,693,005)

Shares issued for cash			321,566	31	81,929	-	-	81,960
Share issued for services			5,519,286	552	4,969	-	-	5,521
Shares issued with notes payable			855,000	85	770	-	-	855
Shares issued on extension of notes payable			731,000	73	658	-	-	731
Share issued for conversion of notes payable and accrued interest			13,100,592	1,310	911,828	-	-	913,138
Net loss for nine months ended September 30, 2015			-	-	-	-	(2,238,690)	(2,238,690)
Balance September 30, 2015	1,000	$-	101,953,401	$10,194	$2,593,451	$(1,570)	$(8,531,565)	$(5,929,490)

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 1 - Organization and Nature of Business

Endonovo Therapeutics, Inc. and Subsidiaries (the “Company” or “ETI”) operates in two business segments: 1) intellectual property licensing and commercialization; and 2) biomedical research and development which has included the development of the TVEMF device .

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated financial statements as of September 30, 2015 and 2014 are unaudited; however, in the opinion of management such interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the period presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

The consolidated financial statements of the Company include the accounts of ETI and IPR as of March 14, 2012; Aviva as of April 2, 2013; and WeHealAnimals as of November 16, 2013. All significant intercompany accounts and transactions are eliminated in consolidation.

Going Concern

These accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for a period following the date of these consolidated financial statements.  The Company has raised approximately $840,000 in debt and equity financing for the period January 1, 2015 to September 30, 2015.  The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations.  However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern.  No adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty. To reduce the risk of not being able to continue as a going concern, management has implemented its business plan to materialize revenues from its license agreements, has initiated a private placement offering to raise capital through the sale of its common stock and is seeking out profitable companies.  Although, uncertainty exists as to whether the Company will be able to generate enough cash from operations to fund the Company’s working capital needs or raise sufficient capital to meet the Company’s obligations as they become due, no adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.

Recent Accounting Standard Updates

The Company is not aware of any recently issued accounting pronouncements that when adopted will have a material effect on the Company’s financial position or results of its operations.

Reclassification

The 2014 financial statements have been reclassified to conform to the current year presentation.

Note 2 - Property and Equipment

The following is a summary of equipment, at cost, less accumulated depreciation at September 30, 2015 and December 31, 2014:

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

	September 30,	December 31,
	2015	2014

Autos	$64,458	$64,458
Medical equipment	5,000	5,000
Other equipment	4,945	4,945
	74,403	74,403
Less accumulated depreciation	42,722	31,802
	$31,681	$42,601

Note 3 - Notes Payable and Long Term Loan

Notes Payable

In October 2013, the Company initiated a private placement for up to $500,000 of financing by the issuance of notes payable at a minimum of $25,000. The notes bear interest at 10% per annum and are due and payable with accrued interest one year from issuance.  Also, the Company agreed to issue 125,000 shares of its common stock for each unit. In July 2014, the Company initiated a private placement for up to $500,000 of financing by the issuance of notes payable at a minimum of $25,000. The notes bear interest at 10% per annum and are due and payable with accrued interest one year from issuance.  Also, the Company agreed to issue 50,000 shares of its common stock for each unit. In October 2014, the Company initiated a private placement for up to $500,000 of financing by the issuance of notes payable at a minimum of $25,000. The notes bear interest at 10% per annum and are due and payable with accrued interest one year from issuance.  Also, the Company agreed to issue 50,000 shares of its common stock for each unit.   In August 2015, the Company initiated a private placement for up to $500,000 of financing by the issuance of notes payable at a minimum of $25,000. The notes bear interest at 10% per annum and are due and payable with accrued interest one year from issuance.  Also, the Company agreed to issue 100,000 shares of its common stock for each unit. From January 1, 2015 to September 30, 2015, the company has issued promissory notes for an aggregate principal of approximately $761,000 under these private placements.

During the nine months ended September 30, 2015, the Company issued eight and has outstanding seven Convertible Debentures (“Variable Debentures”) with original terms of 9 months to three years and interest rates ranging from 0% to 10% which contain variable conversion rates with a discount of ranging from 40% to 53% of the Company’s common stock based on the terms included in the Variable Debentures.  The Variable Debentures contain prepayment options which enables the Company to prepay the notes for periods of 0-180 days subsequent to issuance at premiums ranging from 120% to145%.  The gross amount of the Variable Debentures outstanding are $346,250 as of September 30, 2015.

A Variable Debenture in the amount of $55,000 issued on July 7, 2015 has a provision that allows the Company to pay back the amount of the note with 0% interest within 90 days.  After 90 days has passed, the Company cannot make payments on the note unless the Company receives written approval from the Investor and an additional discount of 12% is added to the note.  As of September 30, 2015, no payments have been made on this note.

During July 2015, the Company entered into a settlement agreement with the holder of a $100,000 convertible promissory note wherein the Note was exchanged for 900,000 shares of common stock, with the restriction that the shares may be sold from time to time at various prices of $0.60 and above.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

	As of
	September 30, 2015	December 31, 2014

Notes payable at beginning of period	$1,377,416	$710,072
Notes payable issued for cash	761,250	935,500
Less amounts converted to stock	(395,915)	(268,156)
Notes payable at end of period	1,742,751	1,377,416
Less debt discount	(252,167)	(2,391)
	$1,490,584	$1,375,025

Notes payable issued to related parties	$341,000	$291,000
Notes payable issued to non-related parties	$1,149,584	$1,084,025

The maturity dates on the notes payable are as follows:

Twelve months ending,	Non-related parties	Related parties	Total
September 30, 2016	$1,296,751	$341,000	$1,637,751
September 30, 2017	$55,000	$-	$55,000
September 30, 2018	$50,000	$-	$50,000
Total	$1,401,751	$341,000	$1,742,751

Derivative Liability

The Company issued eight Variable Debentures during the nine months ended September 30, 2015, which contained variable conversion rates based on unknown future prices of the Company’s common stock.  This resulted in a conversion feature.  The Company measures the conversion feature using the Black-Scholes option valuation model using the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Expected term	9 months - 3 years	None	9 months - 3 years	None
Exercise price	$0.03-$0.31	None	$0.03-$0.52	None
Expected volatility	175%-193%	None	138%-193%	None
Expected dividends	None	None	None	None
Risk-free interest rate	0.25%-0.40%	None	0.25%-0.40%	None
Forfeitures	None	None	None	None

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

As of September 30, 2015 and December 31, 2014, the balances of the Derivative Liability are as follows:

Derivative
Liability
Balance December 31, 2014	$-

Issuance of convertible debt	556,331
Settlements	(121,951)
Change in estimated fair value	70,938
Balance September 30, 2015	$505,318

Long Term Loan

The Company has financed the purchase of an automobile.  The maturity dates on the loan are as follows:

Twelve months ending,
September 30, 2016	$11,941
September 30, 2017	$12,303
September 30, 2018	$7,355
September 30, 2019	$-
$31,599

Current portion	$11,941
Long term portion	$19,658

Note 4 - Shareholders’ Deficit

Reverse Spilt

On April 28, 2014, we concluded the process of changing our corporate name to Endonovo Therapeutics, Inc. and began trading under the symbol ENDV.  The Company enacted a reverse stock split effective May 15, 2014.  All share and per share numbers in this report have been adjusted for the reverse stock split.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

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

The shares of common stock that have vested through January 2013 were valued based on a valuation performed by an independent valuation firm as the Company had no active market for its shares prior to that time. The Company’s shares began trading in January 2013; as a result the Company utilized market value for its stock when valuing its common stock for the three months ended March 31, 2013. During the second quarter of 2013, the Company revalued the shares based on low trading volume to $0.001. During the nine months ended September 30, 2015, the Company granted 5,519,286 shares for services performed by consultants and recorded expense of $5,521.

During the nine months ended September 30, 2015, the Company issued 855,000 shares of common stock to the purchasers of notes.  The share issuance was valued at $855.

In addition, during the nine months ended September 30, 2015, the Company issued 13,100,592 shares of common stock on the conversion of notes in an amount of $395,915 and accrued interest of $32,223.

The Variable Debentures issued by the Company each have a provision requiring the Company to reserve a variable amount of shares of common stock for when the holder of the Variable Debenture proceeds with conversion.  As of September 30, 2015, the Company has reserved 41,237,188 of common shares related to the outstanding debentures.

On January 15, 2015 the Company entered into an Equity Purchase Agreement (the “EPA” with Kodiak Capital Group. LLC (“KCG”) and, pursuant thereto caused a registration statement on Form S-1 to become effective under the Securities Act of 1933, as amended.  To date the Company issued 2,000,000 shares of common stock to KCG and has received $81,738 in connection with KCG’s sale of 98,750 shares of common stock under the EPA.  The Company has demanded (among other things) (i) an accounting of shares sold by KCG under the EPA, (ii) a return of 1,901,250 shares that KCG holds against possible future put notices to its transfer agent for cancellation as the Company does not anticipate future put notices; and (iii) return of the 215,000 shares KCG received as a commitment fee for the EPA.  As of the date of this filing, KCG has not complied with any of these demands and has twice improperly sought to remove all transfer restrictions from the 215,000 shares, which have a minimum selling price of $0.50 per share until September 30, 2016.  KCG has sent written communications to the Company regarding the mechanisms and procedures for returning the 1,901,250 shares.

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

Each holder of outstanding shares of Series AA Super Voting Preferred Stock shall be entitled to one hundred thousand (100,000) votes for each share of Series AA Super Voting Preferred Stock held on the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company.  As of September 30, 2015, there were 1,000 shares of Series AA Preferred stock outstanding.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Note 5 – Related Party Transactions

From time-to-time officers of the Company advance monies to the Company to cover costs.  During the nine months ended September 30, 2015, officers advanced $84,950 of funds to the Company which were repaid during the period.

During the nine months ended September 30, 2015, officers and executives of the Company have entered into note payable agreements amounting to $50,000.  The balance of notes payable from related parties at September 30, 2015 is $341,000.

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

The Company's balance sheet contains derivative and warrant liabilities that are recorded at fair value on a recurring basis. The three-level valuation hierarchy for disclosure of fair value is as follows:

Level 1: uses quoted market prices in active markets for identical assets or liabilities.

Level 2: uses observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: uses unobservable inputs that are not corroborated by market data.

The fair value of the Company’s recorded derivative liability is determined based on unobservable inputs that are not corroborated by market data, which require a Level 3 classification. A  Black-Sholes  option valuation model was used to determine the fair value. The Company records derivative liability on the condensed consolidated balance sheets at fair value with changes in fair value recorded in the condensed consolidated statements of operation.

The following table presents changes in the liabilities with significant unobservable inputs (Level 3) for the nine months ended September 30, 2015:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2015
Derivative liability	$-	$-	$505,318	$505,318
Total	$-	$-	$505,318	$505,318

The following table presents changes in the liabilities with significant unobservable inputs (Level 3) for the nine months ended September 30, 2015:

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Derivative
Liability
Balance December 31, 2014	$-

Issuance of convertible debt	556,331
Settlements	(121,951)
Change in estimated fair value	70,938

Balance September 30, 2015	$505,318

Note 7 – Subsequent Events

Subsequent to September 30, 2015, an aggregate of 500,000 shares of restricted common stock were issued as compensation to independent contractors.

Subsequent to September 30, 2015, the Company issued $147,500 in notes payable and issued 590,000 shares of its restricted common stock pursuant to a Private Placement Memorandum and private offerings.

On November 16, 2015, the Company issued 250,000 shares as part of an extension agreement to Donnie Rudd’s $96,000 Note Payable, which was due and payable on November 15, 2015. As part of the extension, the new due date of the Note is May 15, 2016.

As a result of these issuances the total number of shares outstanding is 103,293,401.

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

Overview

Endonovo Therapeutics, Inc. and Subsidiaries (the “Company” or “ETI”) operates in two business segments: 1) intellectual property licensing and commercialization; and 2) biomedical research and development which has included the development of the TVEMF device

Our present primary focus, is the development, patenting and regulatory approval of our biomedical proprietary technology.

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

Results of Operations for the Three Months ended September 30, 2015 and September 30, 2014

	Three Months Ended September 30,		Favorable
	2015	2014	(Unfavorable)%

Revenue	$(400)	$20,640	$(21,040)	-101.9%
Cost of revenue	-	15,827	15,827	100.0%
Gross profit	(400)	4,813	(5,213)	-108.3%

Operating expenses	469,475	631,994	(162,519)	-25.7%

Loss from operations	(469,875)	(627,181)	157,306	25.1%

Other income (expense)	(811,162)	721,815	(1,532,977)	212.4%

Net loss	$(1,281,037)	$94,634	$(1,375,671)	1453.7%

Revenues

We had negative revenue of $400 as a result of returns for the three months ended September 30, 2015 compared to $20,640 for the three months ended September 30, 2014. We are in an early stage and our revenues will be small and erratic until a device or biological license receives FDA approval or international/research licensing develops.  The growth of our business is dependent on successfully raising additional capital to fund our growth.

Operating Expenses

Our operating expenses for the three months ended September 30, 2015 were approximately $469,000 compared to $632,000 for the corresponding period of the previous year. The operating expenses were comprised primarily from consulting and professional fees for the development of our intellectual property and expenses related to being a public company.

Results of Operations for the Nine months ended September 30, 2015 and September 30, 2014

	Nine Months Ended September 30,		Favorable
	2015	2014	(Unfavorable)%

Revenue	$4,265	$54,821	$(50,556)	-92.2%
Cost of revenue	2,162	30,185	28,023	92.8%
Gross profit	2,103	24,636	(22,533)	-91.5%

Operating expenses	1,317,070	2,045,300	(728,230)	-35.6%

Loss from operations	(1,314,967)	(2,020,664)	705,697	34.9%

Other income (expense)	(923,723)	1,284,098	(2,207,821)	171.9%

Net loss	$(2,238,690)	$(736,566)	$(1,502,124)	-203.9%

Revenues

We had $4,265 in net revenues for the nine months ended September 30, 2015 compared to $54,821 for the nine months ended September 30, 2014. We are in an early stage and our revenues will be small and erratic until a device or biological license receives FDA approval or international/research licensing develops.  The growth of our business is dependent on successfully raising additional capital to fund our growth.

Operating Expenses

Our operating expenses for the nine months ended September 30, 2015 were approximately $1,317,000 compared to $2,021,000 for the corresponding period of the previous year. The operating expenses were comprised primarily from consulting and professional fees for the development of our intellectual and expenses related to being a public company.

Liquidity and Capital Resources

	As of
	September 30, 2015	December 31, 2014	Increase (Decrease)
Working Capital

Current assets	$30,074	$2,988	$27,086
Current liabilities	5,813,404	4,554,948	1,258,456
Working capital deficit	$(5,783,330)	$(4,551,960)	$1,231,370

Long-term debt	$177,841	$183,646	$(5,805)

Stockholders' deficit	$(5,929,490)	$(4,693,005)	$1,236,485

	Nine Months Ended September 30,		Increase
	2015	2014	(Decrease)
Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(808,045)	$(681,562)	$126,483
Investing activities	$-	$-	$-
Financing activities	$834,536	$729,496	$105,040

	As of
	September 30, 2015	December 31, 2014	Increase (Decrease)
Balance Sheet Select Information

Cash	$27,479	$988	$26,491

Accounts payable and accrued expenses	$3,808,744	$3,167,346	$641,398

Since inception and through September 30, 2015, the Company has raised approximately $2,243,000 in equity and debt transactions. These funds have been used to commence the operations of the Company to acquire and begin the development of its intellectual property portfolio. These activities include attending trade shows, and corporate development.  Our accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these condensed consolidated financial statements. The Company has incurred substantial losses since inception.  Its current liabilities exceed its current assets and available cash is not sufficient to fund expected future operations.  The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern. To reduce the risk of not being able to continue as a going concern, management has implemented its business plan to materialize revenues from its license agreements, increasing the value of its intellectual property though regulatory approvals and obtaining additional patent rights and has initiated a private placement offering to raise capital through the sale of its common stock.  Although, uncertainty exists as to whether the Company will be able generate enough cash from operations to fund the Company’s working capital needs or raise sufficient capital to meet the Company’s obligations as they become due, no adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.  Our cash on hand at September 30, 2015 was approximately $27,000.  This will be insufficient to fund operations if additional capital is not raised.  The Company raised an aggregate of approximately $843,000 through the sale of equity and debt securities during the nine months ended September 30, 2015.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that as of September 30, 2015 our disclosure controls and procedures were not effective at the reasonable assurance level:

1.  We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended September 30, 2015.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Item 1A.  Risk Factors.

We are a Smaller Reporting Company (as defined in Rule 12b-2 of the Exchange Act) and are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Number of
Common Shares	Source of
Issued	Payment	Amount
1,270,000	Services	$ 1,270
350,000	Note issuance	$ 350
900,000	Note conversion	$ 100,000
731,000	Note extension	$ 731

The above issuances of securities during the three months ended September 30, 2015 were exempt from registration pursuant to Section 4(2), and/or Regulation D promulgated under the Securities Act. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

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

Dated: November 23, 2015	Endonovo Therapeutics, Inc.

	By:	/s/ Alan Collier
Alan Collier
Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)