Form 10-K
period 2015-12-31
ENDONOVO THERAPEUTICS, INC.
filed 2016-04-05
CIK 1528172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Yes [   ]   No [X]

The aggregate market value of the voting Common Stock held by non-affiliates, computed by reference to the price at which the voting Common Stock was sold as of the last business day of the Company’s most recently completed fourth fiscal quarter is $45,298,000.

As of March 24, 2016, the registrant had 108,026,664 shares of its common stock, par value $0.0001 per share, outstanding.

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

PART I

Overview

Endonovo Therapeutics, Inc., formerly called “Hanover Portfolio Acquisitions, Inc. (the “Company” or “ENDV” “we” “us” “our”) was comprised of two business segments: (1) a debt portfolio management company and (2) an intellectual property management and commercialization company.  In 2013 we discontinued our efforts in debt portfolio management and initially concentrated in intellectual property development.  Based on our assessment of the viability of our acquired technologies we transitioned to be a biotechnology company, particularly in the medical device and regenerative medicine industries.  Our present primary focus is the development, patenting and regulatory approval of our biomedical proprietary technology.

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

Our intellectual property management and commercialization segment was operated through our wholly-owned subsidiary, IP Resources International, Inc. (“IPR”).  IPR focused primarily on licensing various commercially desirable technologies and patents from companies that need operating capital or that need help commercializing their technology and sublicense such technology in designated territories.  This segment acquires exclusive licenses for marketable technology normally without the payment of any upfront license fee to the licensor and thereafter, to sub-license the technology in the designated markets, including Asia, Europe, and Brazil.  Our results depend upon our ability to locate available, licensable, and readily marketable technology, to negotiate favorable licenses for such technology, and to sub-license the technology in the designated markets at a sufficient level of volume in an effort to generate maximum revenues.  Due to the history of our acquisitions, as set forth below, and management’s assessment of what has been the most promising of our technologies, we have determine to focus ourselves as a developer of biotechnology, particularly in regenerative medicine. We are in the development of a device utilizing a proprietary TVEMF technology which is presently our primary focus.

Our subsidiary, IPR, established a portfolio of companies.  Currently it has licensing and marketing agreements with two companies:

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

IP Resources International, Inc. began operations on September 1, 2011 and was formally incorporated on October 17, 2011.

Reverse Acquisition

On March 14, 2012, we entered into a Share Exchange Agreement (“Agreement”) with IPR and certain of its shareholders. Under the Agreement, each participating IPR shareholder exchanged all of their issued and outstanding IPR common shares totaling 33,234,294, free and clear of all liens, and $155,000 for Company common shares equal to 1.2342 times the number of IPR shares being transferred to the Company for a total of 410,177 of our shares. The $155,000 was not paid at closing. The Company recorded the $155,000 as acquisition payable. IPR agreed to make payments of up to 25% of the proceeds from any private placement or gross profits earned by IPR until the obligation is satisfied. The percentage of the proceeds to be paid is at the sole discretion of IPR’s Chief Executive Officer and the ex-Chief Executive Officer of the Company based on the liquidity of the Company.

As a result of the Agreement, the former shareholders of IPR, immediately post acquisition owned approximately 89% of the Company and its officers and directors constituted the majority of the officers and directors of the Company. Since the shareholders, offices and directors of IPR have control of the Company, the acquisitions constitutes a reverse acquisition, so IPR was the accounting acquirer and we were the accounting acquiree. For accounting purposes, IPR became the parent and we became a wholly owned subsidiary. For legal purposes, we are the legal parent and IPR is the legal subsidiary.

Acquisition of Aviva Companies Corporation

On April 2, 2013, the Company entered into an Acquisition Agreement (the “Acquisition Agreement”) with (i) The Aviva Companies Corporation (“Aviva”) and (ii) all of the shareholders of Aviva (the “Shareholders”) pursuant to which the Company acquired all of the outstanding shares of Aviva in exchange for the issuance of 60,000 shares of our common stock, par value $0.0001 per share to the Shareholders (the “Share Exchange”). As a result of the Share Exchange, Aviva became a wholly-owned subsidiary of the Company.

Other than in respect to the transaction, there is no material relationship among Aviva’s stockholders and any of the Company’s affiliates, directors or officers.  We are not currently actively pursuing the development of the Aviva Companies Corporation.

Acquisition of WeHealAnimals, Inc.

On November 16, 2013, the Company entered into an Acquisition Agreement (the “Acquisition Agreement”) with (i) WeHealAnimals ,Inc. (“WHA”) and (ii) the sole shareholder of WHA (the “Shareholder”) pursuant to which the

Company acquired all of the outstanding shares of WHA in exchange for the issuance of 3,000 shares of our common stock, par value $0.0001 per share and $96,000 to the Shareholder (the “Share Exchange”). As a result of the Share Exchange, WHA became a wholly-owned subsidiary of the Company and all of the equity of WHA including its and its sole shareholder’s intellectual property became the property of the Company.  This obligation was fully paid on December 15, 2015 through the issuance of 350,000 shares of stock to Mr. Rudd.  WHA is a Nevada corporation with intellectual property in the fields of bio-technology including its biologics and time-varying electromagnetic frequencies with potential applications on people and animals that management believes can be developed to the benefit of the Company and its shareholders.  WHA’s sole shareholder was formerly Chairman and Chief Scientist of Regenetech, Inc.  Regenetech was acquired by a company that wanted its technology, biomolecules grown in microgravity, for use in cosmetics. WHA’s sole shareholder left Regenetech with exclusive rights to this TVEMF technology and stem cell technologies, including the patents and patent applications relating thereto.

Other than in respect to the transaction, there is no material relationship between WHA’s sole stockholder and any of the Company’s affiliates, directors or officers.

Present Development Plans

We now are a biotechnology company developing bioelectronic devices and cell therapies for regenerative medicine. We are currently developing two platforms that utilize our core technologies, Time-Varying Electromagnetic Fields (TVEMF). Our Immunotronics platform is a non-implantable, non-invasive bioelectronic device that we are developing to target inflammatory conditions in vital organs. Our initial concentration is developing our Immunotronics platform for the treatment of inflammatory conditions in the liver, such as acute liver injury. Our second platform is Cytotronics, which uses our Time-Varying Electromagnetic Field (TVEMF) technology for the creation of cell-based therapies. Our initial concentration is on the development of a cell-based treatment for Graft-Versus-Host Disease.

Immunotronics Platform:

Our Immunotronics platform uses Time-Varying Electromagnetic Field (TVEMF) technology to create a non-implantable, non-invasive bioelectronic device. These bioelectronics devices are also commonly referred to as "electroceuticals."

These products are part of an emerging field termed "Bioelectronic Medicine," that seeks to harness electrical signals in nerves and cells to alter the course of diseases and conditions. Whereas our competitors are primarily using implantable electrical stimulators, we are developing devices that are not implantable and use electromagnetic pulses to deliver electrical stimulation to cells and nerves.

We are developing these bioelectronic devices for the treatment of inflammatory conditions in vital organs, such as the human liver. The Company is currently in the process of commencing its pre-clinical studies to assess the effectiveness of its technology in treating acute inflammation in the liver using a rodent model.

Cytotronics Platform:

Our Cytotronics platform uses our Time-Varying Electromagnetic Field (TVEMF) technology to expand and enhance the biological properties of stem cells for the creation of cell based therapies. Our platform builds upon the original work conducted at the National Aeronautics and Space Administration (NASA) using TVEMF technology for the expansion of stem cells and expands this work to the development of cell based therapies. Our initial concentration is on the development of our proprietary cell therapy that is created using the co-culture of stem cells from the human umbilical cord with adipose-derived stem cells to create a cell mixture that displays neither class I nor class II cell-surface major histocompatibility markers (MHC -/-) and can be administered without a tissue match. We are initially seeking to develop this cell therapy for the treatment of Graft-Versus-Host Disease.

Graft-Versus-Host Disease:

Graft-Versus-Host Disease (GVHD) is a complication that can occur following a stem cell, bone marrow or tissue transplant. In GVHD, the newly transplanted donor cells attack the transplant recipient's body. GVHD does not occur when a patient receives his/her own cells during a transplant. Therefore, GVHD is associated with allogeneic transplants, requiring that tissue and cells from possible donors be checked to see how closely they match the person having the transplant. GVHD is less likely to occur, or the symptoms milder, when the tissue match is closer. GVHD is a very rare condition that affects fewer than 20,000 persons in the US per year.

Intellectual Property:

We will continue to strengthen our portfolio of intellectual property by filing additional patents around uses of our core technologies, such as Time-Varying Electromagnetic Fields (TVEMF). We will continue to develop applications of our technologies that we may license out to our competitors in the drug/pharmaceutical and life sciences industry. To date, we have filed four patent applications covering our Time-Varying Electromagnetic Field (TVEMF) technology, the production of biomolecules, the creation of an allogeneic mesenchymal stem cell product and a method of expanding cord blood stem cells.

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

•

License technologies for the production of biomolecules;

•

Develop medical indications for our Immunotronics device;

•

Develop other non-invasive, medical technologies;

•

Develop cell-based therapies for distribution and use;

•

Conduct pre-clinical and clinical human studies for FDA Approval of our medical devices and cell therapies;

•

Acquire subsidiaries under the parent company, Endonovo Therapeutics, to assist in the development and distribution of medical technologies;

•

Incrementally invest, market, and refine acquired and developed medical technologies and therapies.

Biotechnology Licensing

We will seek revenue by licensing certain technologies developed by WHA for the expansion of stem cells, which we believe will allow both researchers and for-profit companies to grow difficult to expand stem cells, including hematopoietic stem cells. Furthermore, we will seek to license certain technologies for the production of biomolecules for research purposes and for the development of biologics. Licensing is a particularly attractive opportunity for the Company because of the few costs associated with signing licensing agreements. By licensing WHA's technologies, a net profit margin of 80% to 90% maybe achievable. However, we cannot give any assurance that we will be able to enter any profitable licenses and the entry into any license may require that we first receive FDA approval for our products.

Industry Overview

Regenerative Medicine

The regenerative medicine/tissue engineering industry is a rapidly growing interdisciplinary field involving the life, physical and engineering sciences and seeking to develop clinical therapies for the repair, maintenance, replacement and/or enhancement of biological function. Regenerative medicine has a wide area of applications, such as musculoskeletal diseases, cardiovascular, neurology, orthopedic, and other disorders. The regenerative medicine industry is now regarded as having begun with the advent of cell culture in the very early part of the twentieth century, and continues to advance as technological advancements have been made.

The regenerative medicine industry is driven by several technological advancements in stem cell therapy and tissue engineering therapy. The regenerative medicine market is expected to grow to a value of US$6.5 billion by 2019 from a value of US$2.6 billion in 2012, according to Transparency Market Research.

The global stem cell market, which is a segment of the regenerative medicine market is forecast to grow at a compounded annual growth rate (CAGR) of 39.5% from 2015-2020, to reach a value of US$330 million by 2020, according to MarketsandMarkets. North America is expected to hold the largest share of this market due to extensive government funding and increased fast-track approvals for stem cell therapeutics by the FDA.

Competition

The biotech and regenerative therapy industry is capital intensive and highly competitive and many of our competitors have far greater assets than we have presently and will have even if all of the funding possibly available to us under the EPA is realized.  We will seek to compete by establishing the uniqueness, efficacy and other advantages of the TVEMF device and the therapies based upon it.

Our competitors in the cell therapy market segment have years of research into their products including human clinical data, access to government sponsored research and grants and have more capital at their disposal.

Furthermore, our treatment for Graft-Versus-Host Disease may be limited by the FDA Approval of a competing cell therapy under the Orphan Drug Act of 1983, which grants 7-year market exclusivity to a product approved for an rare disease. This would require us to demonstrate that our cell therapy is therapeutically superior, when compared to the present drug indicated for the rare disease of interest. Therefore, the FDA approval of a competing drug and/or cell therapy for the treatment of Graft-Versus-Host Disease would greatly limit the Company's ability to pursue this indication. There are currently many competitors seeking to develop drugs or cell therapies for the treatment of GVHD at various stages of development from pre-clinical to Phase III clinical trials.

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

Price Range of Common Stock

The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTCQB quotation service. These bid prices represent prices quoted by broker-dealers on the OTCQB quotation service.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.  The prices set forth below have been adjusted to reflect a one for one hundred reverse stock split.

Closing Price
	High	Low

Year Ended December, 2014
First Quarter	$ 0.21	$ 0.03
Second Quarter	$ 10.00	$ 0.10
Third Quarter	$ 5.31	$ 1.75
Fourth Quarter	$ 2.40	$ 0.75

Year Ended December, 2015
First Quarter	$ 1.25	$ 1.05
Second Quarter	$ 1.10	$ 0.51
Third Quarter	$ 0.66	$ 0.07
Fourth Quarter	$ 0.80	0.06

Approximate Number of Equity Security Holders

As of March 24, 2016, there were approximately 317 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information and financial data discussed below is derived from the audited financial statements of the Company for its fiscal year ended December 31, 2015.  The audited financial statements were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes contained elsewhere in this 10-K. The financial statements contained elsewhere in this 10-K fully represent the Company’s financial condition and operations; however, they are not indicative of the Company’s future performance. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this 10-K.

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

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks discussed in this Annual Report on Form 10K, in press releases and in other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Use of estimates

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. The significant estimates were made for the fair value of common stock issued for services, with notes payable arrangements, in connection with note extension agreements, and as repayment for outstanding debt, in estimating the useful life used for depreciation and amortization of our long-lived assets, in the valuation of the derivative liability, and the valuation of deferred income tax assets. Actual results and outcomes may differ from management's estimates and assumptions.

Revenue recognition

The Company recognizes revenue from its technology licensing and commercialization activities in accordance with paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.

The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer and accepted by the customer as completed pursuant to Company’s Licensing Agreements, (iii) collectability is reasonably assured. The Company has yet to realize any revenues from its licensing agreements.  All of our revenues in the current year are from the sale of the TVEMF device for evaluation purposes..

Recently Issued Accounting Pronouncements

The Company is not aware of any recently issued accounting pronouncements that when adopted will have a material effect on the Company’s financial position or result of its operations.

Results of Operations

Results of Operations Year Ended December 31, 2015 vs. Year Ended December 31, 2014

	Year Ended December 31,		Favorable
	2015	2014	(Unfavorable)%

Revenue	$4,265	$24,192	$(19,927)	-82.4%
Cost of revenue	2,162	15,485	13,323	86.0%
Gross profit	2,103	8,707	(6,604)	-75.8%

Operating expenses	2,500,097	2,199,919	300,178	13.6%

Loss from operations	(2,497,994)	(2,191,212)	(306,782)	-14.0%

Other income (expense)	(2,581,107)	1,231,718	(3,812,825)	309.6%

Net loss	$(5,079,101)	$(959,494)	$(4,119,607)	-429.4%

Revenues

Our net revenue was $4,265 for the fiscal year ended December 31, 2015. Our net revenue was $24,192 for the fiscal year ended December 31, 2014. We are in an early stage and our revenues will be small and erratic until a device or biological license receives FDA approval or international research licensing develops.  The growth of our business is dependent on successfully raising additional capital to fund our growth.

Operating Expenses

Our operating expenses for 2015 were approximately $2,500,000 compared to $2,200,000 for 2014.  The operating expenses were comprised primarily of consulting and professional fees for the development of our intellectual property and expenses related to being a public company.

Depreciation

We incur depreciation expense for costs related to our assets, including our information technology and software.

Our depreciation decreased to $14,773 in 2015 from $15,737 in 2014. There were no significant equipment purchases or sales during 2015.

Other Income (Expense)

Our Other Income (Expense) was expense of approximately $2,581,000 in 2015 compared to income of $1,232,000 in 2014. The expense in 2015 was primarily the result of changes in our financings to reflect liability accounting for convertible debt issued with variable conversion rates compared to income in 2014 when we had income related to extinguishment of debt.

Liquidity and Capital Resources

	As of December 31,		Increase
	2015	2014	(Decrease)
Working Capital
Current assets	$44,373	$2,988	$41,385
Current liabilities	7,482,852	4,554,948	2,927,904
Working capital deficit	$(7,438,479)	$(4,551,960)	$2,886,519

Long-term debt	$182,603	$183,646	$(1,043)

Stockholders' deficit	$(7,589,425)	$(4,693,005)	$2,896,420

	For Year Ended December 31,		Increase
	2015	2014	(Decrease)
Statements of Cash Flows Select Information
Net cash provided (used) by:
Operating activities	$(1,019,334)	$(909,296)	$110,038
Investing activities	$(3,829)	$-	$3,829
Financing activities	$1,063,648	$907,029	$156,619

	As of December 31,		Increase
	2015	2014	(Decrease)
Balance Sheet Select Information

Cash	$41,473	$988	$40,485

Accounts payable and accrued expenses	$3,990,185	$3,167,346	$822,839

Since inception and through December 31, 2015, the Company has raised approximately $2.8 million in equity and debt transactions. These funds have been used to advance the operations of the Company, build its bio-medical platform, patent work & general corporate development. Our accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these consolidated financial statements. However, the Company has incurred substantial losses.  Our current liabilities exceed our current assets and available cash is not sufficient to fund the expected future operation.  The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern. To reduce the risk of not being able to continue as a going concern, management has initiated a private placement offering to raise capital through the sale of its common stock and has engaged a broker/dealer to raise additional capital.  Although, uncertainty exists as to whether the Company will be able generate enough cash from operations to fund the Company’s working capital needs or raise sufficient capital to meet the Company’s obligations as they become due, no adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.  Our cash on hand at December 31, 2015 was approximately $41,000.  This will not be sufficient to fund operations if additional capital is not raised.  The Company raised an aggregate of $678,750 through the sale of equity and debt securities since December 31, 2015 through the date of this report.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company and intellectual property development that will increase our operating costs or cash requirements in the future.

Seasonality

Management does not believe that our current business segment is seasonal to any material extent.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

Unregistered Sales of Equity Securities

During the quarter ended December 31, 2015, we issued the following unregistered equity securities:

Number of
Common Shares	Source of
Issued	Payment	Amount
1,000,000	Services	$ 78,750
1,000,000	Note issuance	$ 54,850
350,000	Note conversion	$ 116,400
250,000	Note extension	$ 17,500
250,000	Cash	$ 56,950

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

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Endonovo Therapeutics, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Endonovo Therapeutics, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Endonovo Therapeutics, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring net losses and has a working capital deficit at December 31, 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rose, Snyder & Jacobs LLP

Encino, California

April 1, 2016

Endonovo Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31,

	2015	2014
ASSETS
Current assets:
Cash	$41,473	$988
Other current assets	2,900	2,000
Total current assets	44,373	2,988

Property Plant and Equipment, net	31,657	42,601

	$76,030	$45,589

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$3,990,185	$3,167,346
Short term advances	3,605	900
Notes payable, net of discounts of $321,961 as of December 31, 2015
and $2,391 as of December 31, 2014	1,261,790	1,084,025
Notes payable - related parties	245,000	291,000
Derivative liability	1,970,241	-
Current portion of long term loan	12,031	11,677

Total current liabilities	7,482,852	4,554,948

Notes payable, net of discounts of $94,013 as of December 31, 2015
and $0 as of December 31, 2014	10,987	-
Long term loan	16,616	28,646
Acquisition payable	155,000	155,000
Total liabilities	7,665,455	4,738,594
COMMITMENTS AND CONTINGENCIES
Shareholders' deficit
Super AA super voting preferred stock, $0.0001 par value;
1,000,000 authorized and 1,000 issued and outstanding	-	-
Common stock, $.0001 par value;
250,000,000 shares authorized; 104,803,401 and 81,425,957 shares issued
and outstanding as of December 31, 2015 and December 31, 2014	10,479	8,143
Additional paid-in capital	3,773,642	1,593,297
Stock subscriptions	(1,570)	(1,570)
Accumulated deficit	(11,371,976)	(6,292,875)
Total shareholders' deficit	(7,589,425)	(4,693,005)
	$76,030	$45,589

See accompanying summary of accounting polices and notes to consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31,

	2015	2014

Revenues, net	$4,265	$24,192
Cost of goods sold	2,162	15,485
Gross profit	2,103	8,707

Operating expenses	2,500,097	2,199,919
Loss from operations	(2,497,994)	(2,191,212)

Other income (expense)
Other income	-	1,410,550
Change in fair value of derivative liability	(1,105,189)	-
Loss on extinguishment of debt	(127,674)	-
Interest expense, net	(1,348,244)	(178,832)
	(2,581,107)	1,231,718

Loss before income taxes	(5,079,101)	(959,494)

Provision for income taxes	-	-

Net loss	$(5,079,101)	$(959,494)

Basic and diluted loss per share	$(0.05)	$(0.03)
Weighted average common share outstanding:
Basic and diluted	96,844,533	30,288,009

See accompanying summary of accounting polices and notes to consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Consolidated Statement of Stockholders Deficit

For the Years Ended December 31, 2015 and 2014

	Series AA				Additional	Common Stock		Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Retained	Shareholder's
	Shares	Amount	Shares	Amount	Capital	Receivable	Earnings	Deficit

Balance December 31, 2013	1,000	$-	834,723	$83	$1,201,085	$-	$(5,333,381)	$(4,132,213)

Shares issued for cash	-	-	1,362,803	136	1,434	(1,570)	-	-
Shares issued for services	-	-	29,056,275	2,906	31,530	-	-	34,436
Shares issued with notes payable and extensions	-	-	5,639,750	564	18,053	-	-	18,617
Shares issued for conversion of payables	-	-	5,036,453	504	4,532	-	-	5,036
Shares issued for conversion of notes payable and accrued interest	-	-	1,744,906	175	301,429	-	-	301,604
Shares issued for conversion of accrued compensation	-	-	38,793,547	3,879	34,915	-	-	38,794
Shares issued for equity line of credit	-	-	215,000	22	193	-	-	215
Shares forfeited	-	-	(1,257,500)	(126)	126	-	-	-
Net loss for year ended December 31, 2014	-	-	-	-	-	-	(959,494)	(959,494)
Balance December 31, 2014	1,000	$-	81,425,957	$8,143	$1,593,297	$(1,570)	$(6,292,875)	$(4,693,005)

Shares issued for cash	-	-	752,566	74	139,017	-	-	139,091
Shares issued for services	-	-	6,519,286	652	728,098	-	-	728,750
Shares issued with notes payable	-	-	1,855,000	185	223,366	-	-	223,551
Shares issued on extension of notes payable	-	-	800,000	80	61,670	-	-	61,750
Shares issued for conversion of notes payable and accrued interest	-	-	13,450,592	1,345	1,028,194	-	-	1,029,539
Net loss for year ended December 31, 2015	-	-	-	-	-	-	(5,079,101)	(5,079,101)
Balance December 31, 2015	1,000	$-	104,803,401	$10,479	$3,773,642	$(1,570)	$(11,371,976)	$(7,589,425)

See accompanying summary of accounting polices and notes to consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31,

	2015	2014
Operating activities:
Net loss	$(5,079,101)	$(959,494)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation and amortization expense	14,773	15,737
Fair value of equity issued for services	728,749	34,436
Non-cash interest	1,180,807	18,832
Change in fair value of derivative liability	1,105,189	-
Loss (gain) on extinguishment of liabilities	127,674	(1,410,550)
Changes in assets and liabilities:
Other current assets	2,000	10,000
Accounts payable and accrued expenses	900,575	1,381,743
Net cash used in operating activities	(1,019,334)	(909,296)

Investing activities:
Purchase of property and equipment	(3,829)	-
Net cash used in investing activities	(3,829)	-

Financing activities:
Proceeds from the issuance of notes payable	1,036,200	935,500
Proceeds from issuance of notes payable- related parties	50,000	-
Proceeds from short term advances	100,755	-
Repayments on short term advances	(100,950)	(28,471)
Proceeds from issuance of common stock	139,092	-
Payment on notes payable	(138,000)	-
Payment on interest payable	(11,773)	-
Payment against long term loan	(11,676)	-
Net cash provided by financing activities	1,063,648	907,029

Net increase in cash	40,485	(2,267)
Cash, beginning of year	988	3,255
Cash, end of year	$41,473	$988

Supplemental disclosure of cash flow information:
Cash paid for interest	$11,773	$-
Cash paid for income taxes	$500	$-

Non Cash Investing and Financing Activities:
Conversion of notes payable and accrued
interest to common stock	$544,538	$301,604

See accompanying summary of accounting policies and notes to consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

Note 1 - Nature of Business and Summary of Significant Accounting Policies

Endonovo Therapeutics, Inc. and Subsidiaries (the “Company” or “ETI”) is primarily focused in the business of biomedical research and development, particularly in regenerative medicine, which has included the development of the TVEMF device. The Company has historically been involved with intellectual property licensing and commercialization.

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

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company include the accounts of ETI, IP Resources International, Inc., Aviva Companies Corporation, and WeHealAnimals, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.

Going Concern

These accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for a period following the date of these consolidated financial statements.  The Company has recurring net losses and working capital deficits. The Company has raised approximately $1.3 million in debt and equity financing for the year ended December 31, 2015.  The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations.  However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern.  No adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty. To reduce the risk of not being able to continue as a going concern, management has initiated a private placement offering to raise capital through the sale of its common stock and has engaged a broker/dealer to raise additional capital.  Although, uncertainty exists as to whether the Company will be able generate enough cash from operations to fund the Company’s working capital needs or raise sufficient capital to meet the Company’s obligations as they become due, no adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Critical estimates include the value of shares issued for services, in connection with notes payable agreements, in connection with note extension agreements, and as repayment for outstanding debt,  the useful lives of property and equipment, the valuation of the derivative liability, and the valuation of deferred income tax assets. Management uses its historical records and knowledge of its business in making these estimates.  Actual results could differ from these estimates.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer and accepted by the customer as completed, and (iii) collectability is reasonably assured.

Stock-Based Compensation

The Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes it as expense, net of estimated forfeitures, over the vesting or service period, as applicable, of the stock award using the straight-line method. When our common stock is thinly traded, we have made estimates of the fair value of the common stock based not only on market prices but other factors such as financial condition and results of operations.

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

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Net Income (Loss) per Share

Basic net income (loss) per share is calculated based on the net income (loss) attributable to common shareholders divided by the weighted average number of shares outstanding for the period excluding any dilutive effects of options, warrants, unvested share awards and convertible securities. Diluted net income (loss) per common share assumes the conversion of all dilutive securities using the if-converted method, and assumes the exercise or vesting of other dilutive securities, such as options, warrants and restricted stock using the treasury stock method, when dilutive. For the year ended December 31, 2014 the Company did not have dilutive securities.  For the year ended December 31, 2015, the Company had 1,051,781 of weighted-average common shares relating to the convertible debt, under the if-converted method, however, these shares are not dilutive because the Company recorded a loss during the fiscal year.

Reclassifications

Certain reclassifications have been made to the 2014 financial statements in order for them to conform to the 2015 presentation.  Such reclassifications have no impact on the Company’s financial position or results of operations.

Fair Value of Financial Instruments

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

The following table presents changes in the liabilities with significant unobservable inputs (Level 3) for the year ended December 31, 2015:

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	Fair Value Measurements Using
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2015
Derivative liability	$-	$-	$1,970,241	$1,970,241
Total	$-	$-	$1,970,241	$1,970,241

The following table presents changes in the liabilities with significant unobservable inputs (Level 3) for the year ended December 31, 2015:

Derivative
Liability
Balance December 31, 2014	$-

Issuance of convertible debt	1,345,108
Settlements by debt extinguishment	(480,056)
Change in estimated fair value	1,105,189

Balance December 31, 2015	$1,970,241

Derivative Liability

The Company issued ten Variable Debentures during the year ended December 31, 2015, which contained variable conversion rates based on unknown future prices of the Company’s common stock.  This resulted in a derivative liability.  The Company measures the derivative liability using the Black-Scholes option valuation model using the following assumptions:

For Year Ending December 31,
	2015	2014
Expected term	9 months - 3 years	None
Exercise price	$0.03-$0.52	None
Expected volatility	159%-245%	None
Expected dividends	None	None
Risk-free interest rate	0.25%-0.71%	None
Forfeitures	None	None

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

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The Company computes the fair value of the derivative liability at each reporting period and the change in the fair value is recorded as non-cash expense or non-cash income. The key component in the value of the derivative liability is the Company’s stock price, which is subject to significant fluctuation and is not under its control, and the assessment of volatility. The resulting effect on net loss is therefore subject to significant fluctuation and will continue to be so until the Company’s Variable Debentures, which the convertible feature is associated with, are converted into common stock or paid in full with cash. Assuming all other fair value inputs remain constant, the Company will record non-cash expense when its stock price increases and non-cash income when its stock price decreases.

Recent Accounting Standard Updates

In August 2014, the FASB issued FASB ASU2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. FASB ASU 2014-15 changes to the disclosure of uncertainties about an entity’s ability to continue as a going concern. These changes require an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that financial statements are issued. Substantial doubt is defined as an indication that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that financial statements are issued. If management has concluded that substantial doubt exists, then the following disclosures should be made in the financial statements: (i) principal conditions or events that raised the substantial doubt, (ii) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, (iii) management’s plans that alleviated the initial substantial doubt or, if substantial doubt was not alleviated, management’s plans that are intended to at least mitigate the conditions or events that raise substantial doubt, and (iv) if the latter in (iii) is disclosed, an explicit statement that there is substantial doubt about the entity’s ability to continue as a going concern. These changes become effective for the Company for the 2016 annual period. Management is evaluating the impact of the adoption of these changes will have on the consolidated financial statements. Subsequent to adoption, this guidance will need to be applied by management at the end of each annual period and interim period therein to determine what, if any, impact there will be on the consolidated financial statements in a given reporting period.

In April 2015, the FASB issued ASU No 2015-3, Simplifying the Presentation of Debt Issuance Costs. This update changes the presentation of debt issuance costs in the balance sheet. ASU 2015-03 requires debt issuance costs related to a recognized debt obligation to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than being presented as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”. This ASU clarified guidance in ASC 2015-03 stating that the SEC staff would not object to a company presenting debt issuance costs related to a line-of-credit arrangement on the balance sheet as a deferred asset, regardless of whether there were any outstanding borrowings at period-end. This update is effective for annual and interim periods beginning after December 15, 2015, which will require us to adopt these provisions in the first quarter of 2016. This update will be applied on a retrospective basis, wherein the balance sheet of each period presented will be adjusted to reflect the effects of applying the new guidance. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

In November 2015, the FASB issued ASU No 2015-17, Income Taxes (Topic 740). The amendments in ASU 2015-17 change the requirements for the classification of deferred taxes on the balance sheet. Currently, GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The pronouncement is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company has early adopted this pronouncement for the fiscal reporting period ended December 31, 2015, and has reclassified the presentation of deferred income taxes in the prior period to conform with the current year classification in the consolidated balance sheets. As a result of the Company having recognized a valuation reserve for the entire deferred tax liability balance at December 31, 2014 and 2015, there is no impact of the presentation of deferred income taxes in our financial statements.

In January 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The update intends to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information and addresses certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The new standard affects all entities that hold financial assets or owe financial liabilities. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is evaluating the impact of the adoption of these changes will have on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in "Leases (Topic 840)" and generally requires all leases to be recognized in the consolidated balance sheet. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

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

American Cryostem Corp.

Effective January 27, 2012, IPR entered into a License Agreement with American Cryostem Corp. ("ACSC") to acquire the rights to and to distribute certain intellectual property in China and Brazil. The term of the License Agreement shall be for one year.  The term shall automatically renew for an additional one-year term unless

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

either party notifies the other that it does not desire to renew the License Agreement. Under the License Agreement, any distributer or sub-licensee, engaged by IPR, must pay 25% of its quarterly gross revenue which shall be split 50/50 between IPR and ACSC. In the event that IPR receives any upfront license fee from a sub-licensee, IPR is required to pay to ACSC 50% of that upfront license fee. Under the terms of the agreement, IPR was not required to pay an upfront license fee.

Note 3 - Property and Equipment

The following is a summary of equipment, at cost, less accumulated depreciation at December 31, 2015 and 2014:

	As of December 31,
	2015	2014
Autos	$64,458	$64,458
Medical equipment	5,000	5,000
Other equipment	8,774	4,945
	78,232	74,403
Less accumulated depreciation	46,575	31,802
	$31,657	$42,601

Depreciation expense for the years ended December 31, 2015 and 2014 was $14,773 and $15,737, respectively. Repairs and maintenance are charged to expense as incurred while improvements are capitalized. Upon the sale, retirement or disposal of fixed assets, the accounts are relieved of the cost and the related accumulated depreciation with any gain or loss recorded to the consolidated statements of operations.

Note 4 - Notes payable and Long Term Loan

Notes Payable

In October 2013, the Company initiated a private placement for up to $500,000 of financing by the issuance of notes payable at a minimum of $25,000, one unit. The notes bear interest at 10% per annum and are due and payable with accrued interest one year from issuance.  Also, the Company agreed to issue 125,000 shares of its common stock for each unit. In July 2014, the Company initiated a private placement for up to $500,000 of financing by the issuance of notes payable at a minimum of $25,000, one unit. The notes bear interest at 10% per annum and are due and payable with accrued interest one year from issuance.  Also, the Company agreed to issue 50,000 shares of its common stock for each unit. In October 2014, the Company initiated a private placement for up to $500,000 of financing by the issuance of notes payable at a minimum of $25,000, one unit. The notes bear interest at 10% per annum and are due and payable with accrued interest one year from issuance.  Also, the Company agreed to issue 50,000 shares of its common stock for each unit.  In August 2015, the Company initiated a private placement for up to $500,000 of financing by the issuance of notes payable at a minimum of $25,000, one unit. The notes bear interest at 10% per annum and are due and payable with accrued interest one year from issuance.  Also, the Company agreed to issue 100,000 shares of its common stock for each unit.  At issuance of each private placement note payable agreement, the Company records a discount at the greater of the principal balance of the note payable or the fair value of the common stock issued in connection with the note. The discount is amortized over the life of each note, one year. During the year ended December 31, 2015, the Company has issued promissory notes for an aggregate principal of approximately $615,000 under these private placements, and recorded discounts amounting to $223,551 in connection with these. During the year ended December 31, 2014, the Company issued promissory notes for an aggregate principal of approximately $753,000, and recorded discounts amounting to $6,976 in connection with these. As of December 31, 2015, notes payable outstanding under these private placements are $1,688,750.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

As of December 31, 2015, the Company had notes payable to related parties amounting to$245,000. Refer to Note 6 – Related Party Transactions.

During the year ended December 31, 2015, the Company issued ten Convertible Debentures (“Variable Debentures”) for $521,250 with original terms of 9 months to three years and interest rates ranging from 0% to 10% which contain variable conversion rates with a discount of ranging from 40% to 53% of the Company’s common stock based on the terms included in the Variable Debentures.  The Variable Debentures contain prepayment options which enable the Company to prepay the notes for periods of 0-180 days subsequent to issuance at premiums ranging from 120% to145%.  The Company recorded a derivative liability as a result of the conversion feature. The derivative liability was allocated between a note discount, up to the value of the Variable Debenture, and interest expense for the excess, and the note discount is being amortized over the life of the Variable Debenture. During the year ended December 31, 2015, the Company recorded $459,071 in discounts on these Variable Debentures. As of December 31, 2015, eight of these Variable Debentures are outstanding, with a gross amount of $383,250.

During July 2015, the Company entered into a settlement agreement with the holder of a $100,000 Variable Debenture wherein the Note was exchanged for 900,000 shares of common stock, with the restriction that the shares may be sold from time to time at various prices of $0.60 and above. During December 2015, the Company entered into a settlement agreement with the holder of a $38,000 Variable Debenture wherein the Company repaid in full the Note balance with a cash payment of $56,590. In accordance with ASC 470-50, Debt Modifications and Extinguishments, the Company recognized a $127,674 net loss on extinguishment of debt in connection with these settlement agreements.

	As of December 31,
	2015	2014

Notes payable at beginning of period	$1,377,416	$710,072
Notes payable issued	1,186,250	935,500
Repayments of notes payable in cash	(138,000)	-
Less amounts converted to stock	(491,915)	(268,156)
Notes payable at end of period	1,933,751	1,377,416
Less debt discount	(415,974)	(2,391)
	$1,517,777	$1,375,025

Notes payable issued to related parties	$245,000	$291,000
Notes payable issued to non-related parties	$1,272,777	$1,084,025

The maturity dates on the notes payable are as follows:
		Related
Twelve months ending,	Non-related parties	parties	Total
December 31, 2016	$1,583,751	$245,000	$1,828,751
December 31, 2017	$55,000	$-	$55,000
December 31, 2018	$50,000	$-	$50,000
Total	$1,688,751	$245,000	$1,933,751

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Long Term Loan

The Company has financed the purchase of an automobile.  The maturity dates on the loan are as follows:

Maturity dates of long term debt

Twelve months ending,
December 31, 2016	$12,031
December 31, 2017	$12,395
December 31, 2018	$4,221
$28,647
Current portion	$12,031
Long term portion	$16,616

Acquisition Payable

In connection with the Company’s acquisition of IPR in 2012, IPR recorded a $155,000 long-term acquisition payable for costs that were not paid at closing. These payable is non-interest bearing and IPR agreed to make  payments up to 25% of the proceeds from any private placement or gross profits earned by IPR until the obligation is satisfied. The percentage of the proceeds to be paid is at the sole discretion of IPR’s Chief Executive Officer and the ex-Chief Executive Officer of the Company based on the liquidity of the Company.

Effective Interest Rate

During the year ended December 31, 2015 and 2014, the Company’s effective interest rate was 95% and 11%, respectively.

Note 5 - Shareholders’ Deficit

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

During 2014 and the six months ended June 30, 2015, the Company revalued the shares based on low trading volume to $0.001.  The fair value of stock issued for services and as for non-cash consideration starting on July 1, 2015 was based on the market price of the stock on the date of grant since significant trading started at that time.

During the year ended December 31, 2015, the Company granted 6,519,286 shares for services performed by consultants and recorded expense of $728,750.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

During the year ended December 31, 2015, the Company issued 1,855,000 shares of common stock to the purchasers of notes.  The share issuance was valued at $223,551.  The fair value of stock issued to the purchasers of notes starting on July 1, 2015 was based on the market price of the stock on the date of grant since significant trading started at that time.

During the year ended December 31, 2015, the Company issued 800,000 shares of its common stock at a fair value of $61,750 on the extension of notes payable.  The fair value of stock issued on the extension of notes starting on July 1, 2015 was based on the market price of the stock on the date of grant since significant trading started at that time.

In addition, during the year ended December 31, 2015, the Company issued 13,450,592 shares of common stock on the conversion of notes in an amount of $491,915 and accrued interest of $52,623.

The Variable Debentures issued by the Company each have a provision requiring the Company to reserve a variable amount of shares of common stock for when the holder of the Variable Debenture converts.  As of December 31, 2015, the Company has reserved 7,527,853 of common shares related to the outstanding debentures.

On January 15, 2015 the Company entered into an Equity Purchase Agreement (the “EPA” with Kodiak Capital Group. LLC (“KCG”) and, pursuant thereto caused a registration statement on Form S-1 to become effective under the Securities Act of 1933, as amended.  To date the Company issued 2,000,000 shares of common stock to KCG and has received $81,738 in connection with KCG’s sale of  approximately 98,750 shares of common stock under the EPA.  The Company has demanded (among other things) (i) an accounting of shares sold by KCG under the EPA, (ii) a return of 1,901,250 shares that KCG holds against possible future put notices to its transfer agent for cancellation as the Company does not anticipate future put notices; and (iii) return of the 215,000 shares KCG received as a commitment fee for the EPA.  As of the date of this filing, KCG has not complied with any of these demands and has twice improperly sought to remove all transfer restrictions from the 215,000 shares, which have a minimum selling price of $0.50 per share until June 30, 2016.  KCG has sent written communications to the Company regarding the mechanisms and procedures for returning the 1,901,250 shares, but has not followed through.

As of December 31, 2014, the total stock awards granted were 15,292,574 shares with 3,253,264 shares vested and issued, 376,324 forfeited with the 11,662,986 shares unvested. The total expense recorded for the year ended December 31, 2014 was $2,991.

During the year ended December 31, 2014, the Company issued an additional 26,064,490 shares of its common stock at a fair value of $26,064 for services rendered.

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

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Each holder of outstanding shares of Series AA Super Voting Preferred Stock shall be entitled to one hundred thousand (100,000) votes for each share of Series AA Super Voting Preferred Stock held on the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company.  As of December 31, 2015, there were 1,000 shares of Series AA Preferred stock outstanding.

Note 6 – Related Party Transactions

From time-to-time officers of the Company advance monies to the Company to cover costs.  During the year ended December 31, 2015, officers advanced $100,755 of funds to the Company of which $100,950 were repaid during the year. The balance of short-term advances due to two officers and executives of the Company at December 31, 2015 is $3,605.

During the year ended December 31, 2015, an officer and executive of the Company entered into a note payable agreement for $50,000, and the principal and interest of a $96,000 note payable to another related party was converted into 350,000 shares of common stock. During the year ended December 31, 2014, officers and executives of the Company entered into note payable agreements amounting to $195,000. The balance of notes payable from two officers and executives of the Company at December 31, 2015 is $245,000.

Note 7 - Income taxes

The Company files income tax returns with the Internal Revenue Service (“IRS”) and various state jurisdictions. For jurisdictions in which tax filings are prepared, the Company is subject to income tax examinations by state tax authorities and federal tax authorities for all tax years.

The deferred tax assets are mainly comprised of net loss carryforwards. As of December 31, 2015, the Company had approximately $5,006,000 of federal net operating loss carryforwards, that it can use to offset a certain amount of taxable income in the future. These federal net operating loss carryforwards expire through 2035.  The resulting deferred tax asset is offset by a 100% valuation allowance due to the uncertainty of its realization.

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes was as follows for the years ended December 31, 2015 and 2014:

	2015	2014
Income tax computed at federal statutory tax rate	-34.0%	-34.0%
Change in valuation allowance	39.8%	39.8%
State taxes, net of federal benefit	-5.8%	-5.8%
Total	0.0%	0.0%

The primary difference between income tax expense attributable to continuing operations and the amount of income tax expense that would result from applying domestic federal statutory rates to income before provision for income taxes relates to the change in the valuation allowance.

The Company has adopted the accounting standards that clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the years ended December 31, 2015 and 2014.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Note 8 - Commitments and Contingencies

Legal matters

The Company may become involved in various legal proceedings in the normal course of business.

Note 9 - Subsequent Events.

Subsequent to December 31, 2015, an aggregate of 901,504 shares of restricted common stock were issued as compensation to independent contractors.

Subsequent to December 31, 2015, the Company raised $302,500 in a Convertible Note with 300,000 warrants.

Subsequent to December 31, 2015, the Company raised $376,250 from 10 investors in Private Placements and issued 975,827 warrants.

Subsequent to December 31, 2015, the Company paid off $154,303 in Convertible Notes to convertible note holders.

Subsequent to December 31, 2015, the Company converted $225,000 in Notes Payable through the issuance of 876,150 of restricted shares of common stock and 876,150 warrants.

As a result of these issuances the total number of shares outstanding is 108,026,664.

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

As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015 at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that as of December 31, 2015 our disclosure controls and procedures were not effective at the reasonable assurance level:

1.  We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended December 31, 2015.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent fiscal year, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that as of December 31, 2015, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2015.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2016.

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

Default on Notes

Due to its limited resources, the Company has not been able to pay certain promissory notes when due.  These notes are to an aggregate of 33 persons and aggregate $532,000 in principal amount.  Management believes that the Company will be able to  modify these notes if requested by the holders to do so or otherwise avoid any default.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of officers and director as of March 29, 2016. Our Executive officers are elected annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Name	Age	Position
Alan Collier	50	Director, Chief Executive Officer, Interim Chief Financial Officer, and Secretary
Michael Mann	59	President

Biographies

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

Corporate Governance

The business and affairs of the company are managed under the direction of our board. We have a board consisting of one member.. In addition to the contact information in this annual report, each stockholder will be given specific information on how he/she can direct communications to the officers and our director of the corporation. All material communications from stockholders are relayed to our board.

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

Section 16(a) Beneficial Ownership Reporting Compliance

We became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (“34 Act”) on June 15, 2015 when we filed a Form 8-A.  Our officers and director have made appropriate filings under Section 16(a) of the Exchange Act, although on two occasions, Mr. Mann filed his Form 4 a few days late. These instances involved reporting of open market purchases and did not involve any short swing profits.

Item 11. Executive Compensation.

The following executives of the Company received compensation in the amounts set forth in the chart below for the fiscal years ended December 31, 2015 and 2014. No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

Summary Compensation Table

Name and	Fiscal	Salary ($)		Stock	All Other Compensation
Principal Position	Year	(1)	Bonus ($)	Awards ($)	($)	Total ($)

Alan Collier, CEO, Interim	2015	$ 270,000	$ -	$ -	$ -	$ 270,000
CFO, Secretary and Director	2014	$ 270,000	$ -	$ 617	$ -	$ 270,617

Michael Mann, V.P., Former	2015	$ 270,000	$ -	$ -	$ -	$ 270,000
President and CEO	2014	$ 270,000	$ -	$ 19,695	$ -	$ 289,695

(1) This includes deferred compensation to Mr. Collier of $57,670 and $104,000 for 2015 and 2014 respectively.
This includes deferred compensation to Mr. Mann of $259,900 and $225,000 for 2015 and 2014 respectively.

Outstanding Equity Awards at Fiscal Year-End Table

There were no outstanding equity awards for the year ended December 31, 2015.

Compensation of Directors

The directors receive no compensation for serving as directors. However, the Company may reimburse its directors for any out-of-pocket cost reasonably incurred to attend a Board meeting.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of March 29, 2016, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of March 29, 2016. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 29, 2016 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise specified, the address of each of the persons set forth below is care of the company at the address of: 6320 Canoga Avenue, 15th Floor Woodland Hills, CA 91367.

Name of Beneficial Owner	Amount of
	Benefical Ownership (1)	Percent of Ownership (2)

Alan Collier	19,567,995	18.7%
Michael Mann	19,585,455	18.7%

All officers and directors as a group (2 persons)	39,153,450	37.4%

(1) This includes common shares controlled by Mr. Collier
(2) Based on shares of common stock outstanding as of March 29, 2016

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

On November 16, 2014, the Company acquired a promissory note to Donnie Rudd for a principal amount of $96,000 which along with accrued interest was converted into 350,000 shares of common stock on December 21, 2015. On March 31, 2014, the Company issued a promissory note to Michael Mann for a principal amount of $70,000.  The Note carries an interest rate of 12% per annum and a maturity date of September 30, 2016 with interest due monthly. On September 20, 2014, the Company issued a promissory note to Don Calabria for a principal amount of $75,000.  The Note carries an interest rate of 10% per annum and a maturity date of September 20, 2016 with interest due monthly. On October 29, 2014, the Company issued a promissory note to Michael Mann for a principal amount of $50,000.  The Note carries an interest rate of 12% per annum and a maturity date of September 29, 2016 with interest due monthly.   In the opinion of management, these notes were on terms no less favorable to the lenders than the Company might have obtained from an unaffiliated party.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended December 31, 2015 and 2014, we were billed approximately $25,000 and $46,000 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2015 and 2014.

Tax Fees

For the Company’s fiscal years ended December 31, 2015 and 2014, we were billed approximately $0 and $0 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2015 and 2014.

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

(2) Financial Statement Schedule: None.

(3) Exhibits

EXHIBIT NUMBER	DESCRIPTION
2.1	Share Exchange Agreement (1)
3.1	Articles of Incorporation (2)
3.2	By-Laws (2)
3.3	Agreement and Plan of Merger (Delaware reincorporation) (2)
3.4	Certificate of Designation (Super AA Voting Preferred) (3)
3.5	Articles of Amendment -Name Change (4)
3.6	Articles of Amendment – Increase Authorized Shares (5)
3.7	Articles of Amendment – Reverse Stock Split
4.1	Specimen Common Stock Certificate.
10.1	Equity Purchase Agreement with Kodiak Capital Partners, LLC (6)
10.2	Registration Rights Agreement with Kodiak Capital Partners, LLC (7)
10.3	Acquisition Agreement between the Company and We Heal Animals, Inc. (8)
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2012.
(2)	Incorporated by reference to the registration statement filed with the Securities and Exchange Commission on September 22, 2011.
(3)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2012
(4)	Incorporated by reference to Exhibit 3.1 to Current Report on 8-K filed with the Securities and Exchange Commission on November 22, 2014
(5)	Incorporated by reference to Exhibits 3.1 and 3.2 to Current Report on 8-K filed with the Securities and Exchange Commission on September 20 2013.
(6)	Incorporated by reference to Exhibit 10.1 to Current Report on 8-K filed with the Securities and Exchange Commission on January 20, 2015.
(7)	Incorporated by reference to Exhibit 10.2 to Current Report on 8-K filed with the Securities and Exchange Commission on January 20, 2015.
(8)	Incorporated by reference to Exhibit 10.1 to Current Report on 8-K filed with the Securities and Exchange Commission on November 19, 2013.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 4th day of April, 2016.

ENDONOVO THERAPEUTICS, INC.

By:	/s/Alan Collier
Alan Collier
Chief Executive Officer (Duly Authorized, Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Alan Collier	Chief Executive Officer, Interim Chief Financial Officer, Secretary and Director	April 4, 2016
Alan Collier	(Principal Executive, Financial and Accounting Officer)