Form 10-K/A
period 2015-12-31
ENDONOVO THERAPEUTICS, INC.
filed 2016-05-17
CIK 1528172

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

Yes [   ]   No [X]

The aggregate market value of the voting Common Stock held by non-affiliates, computed by reference to the price at which the voting Common Stock was sold as of the last business day of the Company’s most recently completed second fiscal quarter is $45,298,000.

As of March 24, 2016, the registrant had 108,026,664 shares of its common stock, par value $0.0001 per share, outstanding.

Documents Incorporated by Reference:  None.

EXPLANATORY NOTE

This Amendment No. 1 to the Company’s Form 10-K for the year ended December 31, 2015 is being filed in conjunction with our decision to restate the audited financial statements contained in our report on Form 10-K for the year ended December 31, 2015 (the “2015 10-K”), filed with the Securities and Exchange Commission on April 5, 2016.

As disclosed in Item 9B in our Form 10-K/A for the year ended December 31, 2015, the Board of Directors authorized us to amend and restate our financial statements and other financial information for the year ended December 31, 2015 as a result of discovering the inadvertent omission of two consulting agreements entered into in November and December 2015 which contained promissory notes with conversion privileges based on an undeterminable number of common stock shares.

PART II

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

The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer and accepted by the customer as completed pursuant to Company’s Licensing Agreements, (iii) collectability is reasonably assured. The Company has yet to realize any revenues from its licensing agreements.  All of our revenues in the current year are from the sale of the TVEMF device for evaluation purposes.

Recently Issued Accounting Pronouncements

The Company is not aware of any recently issued accounting pronouncements that when adopted will have a material effect on the Company’s financial position or result of its operations.

Results of Operations

Results of Operations Year Ended December 31, 2015 vs. Year Ended December 31, 2014

	Year Ended December 31,		Favorable
	2015	2014	(Unfavorable)%

Revenue	$4,265	$24,192	$(19,927)	-82.4%
Cost of revenue	2,162	15,485	13,323	86.0%
Gross profit	2,103	8,707	(6,604)	-75.8%

Operating expenses	2,566,764	2,199,919	366,845	16.7%

Loss from operations	(2,564,661)	(2,191,212)	(373,449)	-17.0%

Other income (expense)	(4,201,075)	1,231,718	(5,432,793)	441.1%

Net loss	$(6,765,736)	$(959,494)	$(5,806,242)	-605.1%

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

Operating Expenses

Our operating expenses for 2015 were approximately $2,567,000 compared to $2,200,000 for 2014.  The operating expenses were comprised primarily of consulting and professional fees for the development of our intellectual property and expenses related to being a public company.

Depreciation

We incur depreciation expense for costs related to our assets, including our information technology and software.

Our depreciation decreased to $14,773 in 2015 from $15,737 in 2014. There were no significant equipment purchases or sales during 2015.

Other Income (Expense)

Our Other Income (Expense) was expense of approximately $4,201,000 in 2015 compared to income of $1,232,000 in 2014. The expense in 2015 was primarily the result of changes in our financings to reflect liability accounting for convertible debt issued with variable conversion rates compared to income in 2014 when we had income related to extinguishment of debt.

Liquidity and Capital Resources

	As of December 31,		Increase
Working Capital	2015	2014	(Decrease)
Current assets	$377,706	$2,988	$374,718
Current liabilities	9,486,153	4,554,948	4,931,205
Working capital deficit	$(9,108,447)	$(4,551,960)	$4,556,487
Long-term debt	$199,270	$183,646	$15,624
Stockholders' deficit	$(9,276,060)	$(4,693,005)	$4,583,055

	For Year Ended December 31,		Increase
Statements of Cash Flows Select Information	2015	2014	(Decrease)
Net cash provided (used) by:
Operating activities	$(1,019,334)	$(909,296)	$110,038
Investing activities	$(3,829)	$-	$3,829
Financing activities	$1,063,648	$907,029	$156,619

	As of December 31,		Increase
Balance Sheet Select Information	2015	2014	(Decrease)
Cash	$41,473	$988	$40,485
Accounts payable and accrued expenses	$3,990,185	$3,167,346	$822,839

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

Rose, Snyder & Jacobs LLP

Encino, California

April 1, 2016

(except for Note 2, as to which is dated May 11, 2016)

Endonovo Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31,

	2015	2014
ASSETS
Current assets:
Cash	$41,473	$988
Other current assets	336,233	2,000
Total current assets	377,706	2,988

Property Plant and Equipment, net	31,657	42,601

	$409,363	$45,589

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$3,990,185	$3,167,346
Short term advances	3,605	900
Notes payable, net of discounts of $321,961 as of December 31, 2015
and $2,391 as of December 31, 2014	1,261,790	1,084,025
Notes payable - related parties	245,000	291,000
Derivative liability	3,973,542	-
Current portion of long term loan	12,031	11,677

Total current liabilities	9,486,153	4,554,948

Notes payable, net of discounts of $477,346 as of December 31, 2015
and $0 as of December 31, 2014	27,654	-
Long term loan	16,616	28,646
Acquisition payable	155,000	155,000
Total liabilities	9,685,423	4,738,594
COMMITMENTS AND CONTINGENCIES
Shareholders' deficit
Super AA super voting preferred stock, $0.0001 par value;
1,000,000 authorized and 1,000 issued and outstanding	-	-
Common stock, $.0001 par value;
250,000,000 shares authorized; 104,803,401 and 81,425,957 shares issued
and outstanding as of December 31, 2015 and December 31, 2014	10,479	8,143
Additional paid-in capital	3,773,642	1,593,297
Stock subscriptions	(1,570)	(1,570)
Accumulated deficit	(13,058,611)	(6,292,875)
Total shareholders' deficit	(9,276,060)	(4,693,005)
	$409,363	$45,589

See accompanying summary of accounting policies and notes to consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31,

	2015	2014

Revenues, net	$4,265	$24,192
Cost of goods sold	2,162	15,485
Gross profit	2,103	8,707

Operating expenses	2,566,764	2,199,919
Loss from operations	(2,564,661)	(2,191,212)

Other income (expense)
Other income	-	1,410,550
Change in fair value of derivative liability	(2,531,477)	-
Loss on extinguishment of debt	(127,674)	-
Interest expense, net	(1,541,924)	(178,832)
	(4,201,075)	1,231,718

Loss before income taxes	(6,765,736)	(959,494)

Provision for income taxes	-	-

Net loss	$(6,765,736)	$(959,494)

Basic and diluted loss per share	$(0.07)	$(0.03)
Weighted average common share outstanding:
Basic and diluted	96,844,533	30,288,009

See accompanying summary of accounting policies and notes to consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Consolidated Statement of Stockholders Deficit

For the Years Ended December 31, 2015 and 2014

					Additional	Common Stock		Total
	Series AA Preferred Stock		Common Stock		Paid-in	Subscription	Retained	Shareholder's
	Shares	Amount	Shares	Amount	Capital	Receivable	Earnings	Deficit

Balance December 31, 2013	1,000	$-	834,723	$83	$1,201,085	$-	$(5,333,381)	$(4,132,213)

Shares issued for cash	-	-	1,362,803	136	1,434	(1,570)	-	-
Shares issued for services	-	-	29,056,275	2,906	31,530	-	-	34,436
Shares issued with notes payable and extensions	-	-	5,639,750	564	18,053	-	-	18,617
Shares issued for conversion of payables	-	-	5,036,453	504	4,532	-	-	5,036
Shares issued for conversion of notes payable and accrued interest	-	-	1,744,906	175	301,429	-	-	301,604
Shares issued for conversion of accrued compensation	-	-	38,793,547	3,879	34,915	-	-	38,794
Shares issued for equity line of credit	-	-	215,000	22	193	-	-	215
Shares forfeited	-	-	(1,257,500)	(126)	126	-	-	-
Net loss for year ended December 31, 2014	-	-	-	-	-	-	(959,494)	(959,494)
Balance December 31, 2014	1,000	$-	81,425,957	$8,143	$1,593,297	$(1,570)	$(6,292,875)	$(4,693,005)

Shares issued for cash	-	-	752,566	74	139,017	-	-	139,091
Shares issued for services	-	-	6,519,286	652	728,098	-	-	728,750
Shares issued with notes payable	-	-	1,855,000	185	223,366	-	-	223,551
Shares issued on extension of notes payable	-	-	800,000	80	61,670	-	-	61,750
Shares issued for conversion of notes payable and accrued interest	-	-	13,450,592	1,345	1,028,194	-	-	1,029,539
Net loss for year ended December 31, 2015	-	-	-	-	-	-	(6,765,736)	(6,765,736)
Balance December 31, 2015	1,000	$-	104,803,401	$10,479	$3,773,642	$(1,570)	$(13,058,611)	$(9,276,060)

See accompanying summary of accounting policies and notes to consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31,

	2015	2014
Operating activities:
Net loss	$(6,765,736)	$(959,494)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation and amortization expense	14,773	15,737
Fair value of notes issued for services	66,667	-
Fair value of equity issued for services	728,749	34,436
Non-cash interest	1,374,487	18,832
Change in fair value of derivative liability	2,531,477	-
Loss (gain) on extinguishment of liabilities	127,674	(1,410,550)
Changes in assets and liabilities:
Other current assets	2,000	10,000
Accounts payable and accrued expenses	900,575	1,381,743
Net cash used in operating activities	(1,019,334)	(909,296)

Investing activities:
Purchase of property and equipment	(3,829)	-
Net cash used in investing activities	(3,829)	-

Financing activities:
Proceeds from the issuance of notes payable	1,036,200	935,500
Proceeds from issuance of notes payable- related parties	50,000	-
Proceeds from short term advances	100,755	-
Repayments on short term advances	(100,950)	(28,471)
Proceeds from issuance of common stock	139,092	-
Payment on notes payable	(138,000)	-
Payment on interest payable	(11,773)	-
Payment against long term loan	(11,676)	-
Net cash provided by financing activities	1,063,648	907,029

Net increase in cash	40,485	(2,267)
Cash, beginning of year	988	3,255
Cash, end of year	$41,473	$988

Supplemental disclosure of cash flow information:
Cash paid for interest	$11,773	$-
Cash paid for income taxes	$500	$-

Non Cash Investing and Financing Activities:
Conversion of notes payable and accrued
interest to common stock	$544,538	$301,604

See accompanying summary of accounting policies and notes to consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

Note 1 - Nature of Business and Summary of Significant Accounting Policies

Endonovo Therapeutics, Inc. and Subsidiaries (the “Company” or “ETI”) is primarily focused in the business of biomedical research and development, particularly in regenerative medicine, which has included the development of the proprietary square wave form device. The Company has historically been involved with intellectual property licensing and commercialization.

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

Going Concern

These accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for a period following the date of these consolidated financial statements.  The Company has recurring net losses and working capital deficits. The Company has raised approximately $1.3 million in debt and equity financing for the year ended December 31, 2015.  The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations.  However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern.  No adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty. To reduce the risk of not being able to continue as a going concern, management initiated a private placement offering to raise capital through the sale of its common stock, has engaged a broker/dealer to raise additional capital and is seeking out profitable companies.  Although, uncertainty exists as to whether the Company will be able generate enough cash from operations to fund the Company’s working capital needs or raise sufficient capital to meet the Company’s obligations as they become due, no adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.

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

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Net Income (Loss) per Share

Basic net income (loss) per share is calculated based on the net income (loss) attributable to common shareholders divided by the weighted average number of shares outstanding for the period excluding any dilutive effects of options, warrants, unvested share awards and convertible securities. Diluted net income (loss) per common share assumes the conversion of all dilutive securities using the if-converted method, and assumes the exercise or vesting of other dilutive securities, such as options, warrants and restricted stock using the treasury stock method, when dilutive. For the year ended December 31, 2014 the Company did not have dilutive securities.  For the year ended December 31, 2015, the Company had 1,706,390 of weighted-average common shares relating to the convertible debt, under the if-converted method, however, these shares are not dilutive because the Company recorded a loss during the fiscal year.

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

The following table presents changes in the liabilities with significant unobservable inputs (Level 3) for the year ended December 31, 2015:

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	Fair Value Measurements Using
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

As of December 31, 2015
Derivative liability	$-	$-	$3,973,542	$3,973,542
Total	$-	$-	$3,973,542	$3,973,542

The following table presents changes in the liabilities with significant unobservable inputs (Level 3) for the year ended December 31, 2015:

Derivative
Liability
Balance December 31, 2014	$-

Issuance of convertible debt	1,922,121
Settlements by debt extinguishment	(480,056)
Change in estimated fair value	2,531,477

Balance December 31, 2015	$3,973,542

Derivative Liability

The Company issued twelve Variable Debentures during the year ended December 31, 2015, which contained variable conversion rates based on unknown future prices of the Company’s common stock.  This resulted in a derivative liability.  The Company measures the derivative liability using the Black-Scholes option valuation model using the following assumptions:

For Year Ending December 31,
	2015	2014
Expected term	9 months - 3 years	None
Exercise price	$0.03-$0.52	None
Expected volatility	159%-242%	None
Expected dividends	None	None
Risk-free interest rate	0.25%-1.06%	None
Forfeitures	None	None

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Note 2 – Restatement of Previously Issued Financial Statements

The Company subsequently discovered an inadvertent omission of two consulting agreements entered into in November and December 2015 which contained promissory notes with conversion privileges based on an undeterminable number of common stock shares as payment for services under the agreements.  These financial statements and notes have been updated to properly reflect these transactions.

The following tables present a summary of the effects of the restatement adjustments on the Company’s consolidated balance sheet at December 31, 2015 and the consolidated statement of operations and cash flows for the year ended December 31, 2015:

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	Consolidated Balance Sheet
	As Previously
As of December 31, 2015	Reported	Adjustments	As Restated

Other current assets	$2,900	$333,333	$336,233
Total current assets	$44,373	$333,333	$377,706
Total assets	$76,030	$333,333	$409,363
Derivative liability	$1,970,241	$2,003,301	$3,973,542
Total current liabilities	$7,482,852	$2,003,301	$9,486,153
Notes payable, net of discounts (non-current)	$10,987	$16,667	$27,654
Total liabilities	$7,665,455	$2,019,968	$9,685,423
Accumulated deficit	$(11,371,976)	$(1,686,635)	$(13,058,611)
Total shareholders' deficit	$(7,589,425)	$(1,686,635)	$(9,276,060)

	Consolidated Statement of Operations
	As Previously
Year ended December 31, 2015	Reported	Adjustments	As Restated
Operating activities:
Operating expenses	$2,500,097	$66,667	$2,566,764
Loss from operations	$(2,497,994)	$(66,667)	$(2,564,661)
Interest expense, net	$(1,348,244)	$(193,680)	$(1,541,924)
Change in fair value of derivative liability	$(1,105,189)	$(1,426,288)	$(2,531,477)
Total other income (expense)	$(2,581,107)	$(1,619,968)	$(4,201,075)
Net loss	$(5,079,101)	$(1,686,635)	$(6,765,736)
LOSS PER COMMON SHARE
Basic and diluted	$(0.05)	$(0.02)	$(0.07)

	Consolidated Statement of Cash Flows
	As Previously
Year ended December 31, 2015	Reported	Adjustments	As Restated
Cash flow from operating activities:
Net loss	$(5,079,101)	$(1,686,635)	$(6,765,736)
Fair value of notes issued for services	$-	$66,667	$66,667
Non-cash interest	$1,180,807	$193,680	$1,374,487
Change in fair value of derivative liability	$1,105,189	$1,426,288	$2,531,477

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Note 3 - License Agreements

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

Note 4 - Property and Equipment

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

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Note 5 - Notes payable and Long Term Loan

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

As of December 31, 2015, the Company had notes payable to related parties amounting to$245,000. Refer to Note 7 – Related Party Transactions.

During the year ended December 31, 2015, the Company issued twelve Convertible Debentures (“Variable Debentures”) for $921,250 with original terms of 9 months to three years and interest rates ranging from 0% to 10% which contain variable conversion rates with a discount of ranging from 25% to 53% of the Company’s common stock based on the terms included in the Variable Debentures.  Certain of the Variable Debentures contain prepayment options which enable the Company to prepay the notes for periods of 0-180 days subsequent to issuance at premiums ranging from 120% to145%.  The Company recorded a derivative liability as a result of the conversion feature. The derivative liability was allocated between a note discount, up to the value of the Variable Debenture, and interest expense for the excess, and the note discount is being amortized over the life of the Variable Debenture. During the year ended December 31, 2015, the Company recorded $859,071 in discounts on these Variable Debentures. As of December 31, 2015, ten of these Variable Debentures are outstanding, with a gross amount of $783,250.

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

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	As of December 31,
	2015	2014
Notes payable at beginning of period	$1,377,416	$710,072
Notes payable issued	1,586,250	935,500
Repayments of notes payable in cash	(138,000)	-
Less amounts converted to stock	(491,915)	(268,156)
Notes payable at end of period	2,333,751	1,377,416
Less debt discount	(799,307)	(2,391)
	$1,534,444	$1,375,025

Notes payable issued to related parties	$245,000	$291,000
Notes payable issued to non-related parties	$1,289,444	$1,084,025

The maturity dates on the notes payable are as follows:

Twelve months ending,	Non-related parties	Related parties	Total
December 31, 2016	$1,583,751	$245,000	$1,828,751
December 31, 2017	$455,000	$-	$455,000
December 31, 2018	$50,000	$-	$50,000
Total	$2,088,751	$245,000	$2,333,751

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

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Effective Interest Rate

During the year ended December 31, 2015 and 2014, the Company’s effective interest rate was 95% and 11%, respectively.

Note 6 - Shareholders’ Deficit

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

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Note 7 – Related Party Transactions

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

Note 8 - Income taxes

The Company files income tax returns with the Internal Revenue Service (“IRS”) and various state jurisdictions. For jurisdictions in which tax filings are prepared, the Company is subject to income tax examinations by state tax authorities and federal tax authorities for all tax years.

The deferred tax assets are mainly comprised of net loss carryforwards. As of December 31, 2015, the Company had approximately $5,080,000 of federal net operating loss carryforwards, that it can use to offset a certain amount of taxable income in the future. These federal net operating loss carryforwards expire through 2035.  The resulting deferred tax asset is offset by a 100% valuation allowance due to the uncertainty of its realization.

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

Note 9 - Commitments and Contingencies

Legal matters

The Company may become involved in various legal proceedings in the normal course of business.

Note 10 - Subsequent Events.

Subsequent to December 31, 2015, an aggregate of 901,504 shares of restricted common stock were issued as compensation to independent contractors.

Subsequent to December 31, 2015, the Company issued $302,500 in Convertible with 300,000 warrants

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Subsequent to December 31, 2015, the Company raised $376,250 from 10 investors as part of a Private Placement and issued 975,827 restricted shares of common stock with 975,827 warrants.

Subsequent to December 31, 2015, the Company paid off $154,303 of Convertible Notes outstanding as of December 31, 2015.

Subsequent to December 31, 2015, the Company converted $225,000 in Notes Payable outstanding at December 31, 2015 through the issuance of 876,150 of restricted shares of common stock and 876,150 warrants.

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

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  Nevertheless, Management determined in May 2016 to restate previously released financial statements as a result of inadvertently omitting two consulting agreements entered into in November 2015 which contained promissory notes with conversion privileges based on an undeterminable number of common stock shares.  As a result of this restatement, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.  As a result of these additional procedures, Management determined that previously issued financial statements needed to be restated.

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

As a result of restating the financial statements, Management believes that the material weaknesses set forth in items (1) and (2) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Name of Beneficial Owner	Amount of
	Beneficial Ownership (1)	Percent of Ownership (2)

Alan Collier	19,567,995	18.7%
Michael Mann	19,585,455	18.7%

All officers and directors as a group (2 persons)	39,153,450	37.4%

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of May, 2016.

ENDONOVO THERAPEUTICS, INC.

By:	/s/Alan Collier
Alan Collier
Chief Executive Officer (Duly Authorized, Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Alan Collier	Chief Executive Officer , Interim Chief Financial Officer, Secretary and Director	May 17, 2016
Alan Collier	(Principal Executive, Financial and Accounting Officer)