Form 10-Q
period 2016-03-31
ENDONOVO THERAPEUTICS, INC.
filed 2016-05-20
CIK 1528172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016.

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

Yes [ X ]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ X ]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [X]

As of May 20, 2016, there were 109,616,075 shares of common stock, $0.0001 par value issued and outstanding.

ENDONOVO THERAPEUTICS, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

March 31, 2016

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$108,893	$41,473
Other current assets	137,420	336,233
Total current assets	246,313	377,706
Property, Plant and Equipment, net	27,699	31,657
	$274,012	$409,363

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$4,222,997	$3,990,185
Short term advances, related parties	-	3,605
Notes payable, net of discounts of $149,775 as of March 31, 2016
and $321,961 as of December 31, 2015	1,178,975	1,261,790
Notes payable - related parties	245,000	245,000
Derivative liability	3,340,633	3,973,542
Current portion of long term loan	12,121	12,031
Total current liabilities	8,999,726	9,486,153

Notes payable, net of discounts of $693,390 as of March 31, 2016
and $477,346 of December 31, 2015	119,110	27,654
Long term loan	13,552	16,616
Acquisition payable	155,000	155,000
Total liabilities	9,287,388	9,685,423
COMMITMENTS AND CONTINGENCIES
Shareholders' deficit
Super AA super voting preferred stock, $0.0001 par value;
1,000,000 authorized and 1,000 issued and outstanding	-	-
Common stock, $.0001 par value;
250,000,000 shares authorized; 108,289,265 and 104,803,401 shares issued
and outstanding as of March 31, 2016 and December 31, 2015	10,830	10,479
Additional paid-in capital	4,939,438	3,773,642
Stock subscriptions	(1,570)	(1,570)
Accumulated deficit	(13,962,074)	(13,058,611)
Total shareholders' deficit	(9,013,376)	(9,276,060)
	$274,012	$409,363

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statement of Operations

 (Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Revenues, net	$-	$2,745
Cost of goods sold	-	824
Gross profit	-	1,921

Operating expenses	1,402,120	433,554
Loss from operations	(1,402,120)	(431,633)

Other income (expense)
Change in fair value of derivative liability	1,024,602	-
Gain on extinguishment of debt	133,038	-
Interest expense, net	(658,983)	(48,522)
	498,657	(48,522)

Loss before income taxes	(903,463)	(480,155)

Provision for income taxes	-	-

Net loss	$(903,463)	$(480,155)

Basic and diluted loss per share	$(0.01)	$(0.01)
Weighted average common share outstanding:
Basic and diluted	106,567,261	84,824,577

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Three Months ended March 31,
	2016	2015
Operating activities:
Net loss	$(903,463)	$(480,155)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation and amortization expense	3,958	3,640
Fair value of equity issued for services	518,457	2,304
Non-cash amortization of interest	529,456	1,766
Non-cash expenses paid in debt issuance	115,000	-
Change in fair value of derivative liability	(1,024,602)	-
Gain on extinguishment of liabilities	(133,038)	-
Changes in assets and liabilities:
Other current assets	200,000	2,000
Accounts payable and accrued expenses	269,363	276,609
Net cash used in operating activities	(424,869)	(193,836)
Investing activities:
Net cash used in investing activities	-	-
Financing activities:
Proceeds from the issuance of notes payable	285,000	212,500
Proceeds from related party short-term advances	5,508	7,755
Proceeds from issuance of common stock	366,275	177
Repayments on notes payable	(125,000)	-
Repayment of prepayment premium on note payable	(26,220)	-
Repayments on related parties short term advances	(10,300)	-
Payment against long term loan	(2,974)	(1,936)
Net cash provided by financing activities	492,289	218,496

Net increase in cash	67,420	24,660
Cash, beginning of year	41,473	988
Cash, end of period	$108,893	$25,648
Supplemental disclosure of cash flow information:
Cash paid for interest	$12,383	$-
Cash paid for income taxes	$-	$-

Non Cash Investing and Financing Activities:
Conversion of notes payable and accrued interest to equity	$269,416	$328,138

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Deficit

(Unaudited)

					Additional	Common Stock		Total
	Series AA Preferred Stock		Common Stock		Paid-in	Subscription	Retained	Shareholder's
	Shares	Amount	Shares	Amount	Capital	Receivable	Earnings	Deficit

Balance December 31, 2015	1,000	$-	104,803,401	$10,479	$3,773,642	$(1,570)	$(13,058,611)	$(9,276,060)

Shares issued for cash	-	-	512,273	51	106,973	-	-	107,024
Private placement units issued for cash	-	-	975,827	98	271,152	-	-	271,250
Shares issued for services	-	-	1,051,504	106	492,700	-	-	492,806
Shares issued with notes payable and extensions	-	-	70,110	8	25,643	-	-	25,651
Private placement units issued for conversion of notes payable and accrued interest	-	-	876,150	88	269,328	-	-	269,416
Net loss for the period ended March 31, 2016	-	-	-	-	-	-	(903,463)	(903,463)
Balance March 31, 2016	1,000	$-	108,289,265	$10,830	$4,939,438	$(1,570)	$(13,962,074)	$(9,013,376)

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 1 - Organization and Nature of Business

Endonovo Therapeutics, Inc. and Subsidiaries (the “Company” or “ETI”) is primarily focused in the business of biomedical research and development, particularly in regenerative medicine, which has included the development of its proprietary square wave form device. The Company has historically been involved with intellectual property licensing and commercialization.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated financial statements as of March 31, 2016 and 2015 are unaudited; however, in the opinion of management such interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the period presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

The consolidated financial statements of the Company include the accounts of ETI and IPR as of March 14, 2012; Aviva as of April 2, 2013; and WeHealAnimals as of November 16, 2013. All significant intercompany accounts and transactions are eliminated in consolidation.

Going Concern

These accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for a period following the date of these consolidated financial statements.  The Company has raised approximately $650,000 in debt and equity financing for the period January 1, 2016 to March 31, 2016.  The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations.  However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern.  No adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty. To reduce the risk of not being able to continue as a going concern, management and has initiated a private placement offering to raise capital through the sale of its common stock and is seeking out profitable companies.  Although, uncertainty exists as to whether the Company will be able to generate enough cash from operations to fund the Company’s working capital needs or raise sufficient capital to meet the Company’s obligations as they become due, no adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.

Net Income (Loss) per Share

For the three month period ending March 31, 2016, the Company had 7,747,422 of weighted average common shares relating to the convertible debt, under the if-converted method, however, these shares are not dilutive because the Company recorded a loss during the fiscal quarter.  For the three months ended March 31, 2015, the Company had no dilutive securities.

Recent Accounting Standard Updates

The Company is not aware of any recently issued accounting pronouncements that when adopted will have a material effect on the Company’s financial position or results of its operations.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Note 2 – Property, Plant and Equipment

The following is a summary of equipment, at cost, less accumulated depreciation at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015

Autos	$64,458	$64,458
Medical equipment	5,000	5,000
Other equipment	8,774	8,774
	78,232	78,232
Less accumulated depreciation	50,533	46,575
	$27,699	$31,657

Note 3 - Notes Payable and Long Term Loan

Notes Payable

During the three months ended March 31, 2016, the Company issued a Convertible Note (“Variable Note”) with an original term of one year and nine months and an add-on interest equal to 10% of the initial principal which contains a variable conversion rate with a discount of 30% of the Company’s common stock based on the terms included in the Variable Note.  The Variable Note contains a prepayment option which enables the Company to prepay the note for a period of 0-180 days subsequent to issuance at a premium of 125%.  The gross amount of this Variable Note outstanding is $302,500 as of March 31, 2016.

	March 31,	December 31,
	2016	2015

Notes payable at beginning of period	$2,333,751	$1,377,416
Notes payable issued	302,500	1,586,250
Repayments of notes payable in cash	(125,000)	(138,000)
Less amounts converted to equity	(125,000)	(491,915)
Notes payable at end of period	2,386,251	2,333,751
Less debt discount	(843,164)	(799,307)
	$1,543,087	$1,534,444

Notes payable issued to related parties	$245,000	$245,000
Notes payable issued to non-related parties	$1,298,087	$1,289,444

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The maturity dates on the notes payable are as follows:

	Notes to
12 months ending,	Related parties	Non-related parties	Total

March 31, 2017	$245,000	$1,328,750	$1,573,750
March 31, 2018	$-	$762,500	$762,500
March 31, 2019	$-	$50,000	$50,000
	$245,000	$2,141,250	$2,386,250

Current notes payable	$245,000	$1,328,750	$1,573,750
Long term notes payable	$-	$812,500	$812,500

Derivative Liability

The Company has issued Variable Debentures which contained variable conversion rates based on unknown future prices of the Company’s common stock.  This results in a conversion feature.  The Company measures the conversion feature using the Black-Scholes option valuation model using the following assumptions:

	Three months ended March 31,
	2016	2015

Expected term	3 to 28 months	0
Exercise price	$0.07 to $0.26	$0.00
Expected volatility	221% to 264%	0%
Expected dividends	0	0
Risk-free interest rate	0.59% to 1.06%	0.00%
Forfeitures	0	0

The time period over which the Company will be required to evaluate the fair value of the conversion feature is nine to twenty-four months or conversion.

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

As of March 31, 2016 and December 31, 2015, the balances of the Derivative Liability are as follows:

Derivative
Liability
Balance December 31, 2015	$3,973,542

Issuance of convertible debt	628,132
Settlements by debt extinguishment	(236,439)
Change in estimated fair value	(1,024,602)

Balance March 31, 2016	$3,340,633

Long Term Loan

The Company has financed the purchase of an automobile.  The maturity dates on the loan are as follows:

Maturity dates of long term debt

Twelve months ending,
March 31, 2017	$12,121
March 31, 2018	$12,488
March 31, 2019	$1,064
$25,673

Current portion	$12,121
Long term portion	$13,552

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Note 4 - Shareholders’ Deficit

Common Stock

The Company has entered into consulting agreements with various consultants for service to be provided to the Company. The agreements stipulate a monthly fee and a certain number of shares that the consultant vests in over the term of the contract. The consultant is issued a prorated number of shares of common stock at the beginning of the contract, which the consultant earns over a three-month period. At the anniversary of each quarter, the consultant is issued a new allotment of common stock during the first 3 years of engagement. In accordance with ASC 505-50 – Equity-Based Payment to Non-Employees, the common stock shares issued to the consultant are valued upon their vesting, with interim estimates of value as appropriate during the vesting period.  During the three months ended March 31, 2016, the Company issued 901,504 shares of common stock with a value of $427,306 related to these consulting agreements.

During the three months ended March 31, 2016, the Company issued 150,000 shares of common stock related to lock-up agreements valued at $65,500 and 512,273 shares of common stock for cash in the amount of $107,025.

During the three months ended March 31, 2016, the Company issued pursuant to a private placement offering 1,851,977 shares of common stock and the same number of warrants for cash of $271,250 and conversion of notes and accrued interest in the amount of $269,416.

Also, during the three months ended March 31, 2016, the Company issued 70,110 shares of common stock valued at $25,651 related to the extension of outstanding notes.

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

Each holder of outstanding shares of Series AA Super Voting Preferred Stock shall be entitled to one hundred thousand (100,000) votes for each share of Series AA Super Voting Preferred Stock held on the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company.  As of March 31, 2016, there were 1,000 shares of Series AA Preferred stock outstanding.

Note 5 – Related Party Transactions

Two officers and executives of the Company have entered into note payable agreements with the Company.  The balance of notes payable from related parties at March 31, 2016 is $245,000.

From time-to-time officers of the Company advance monies to the Company to cover costs.  During the three months ended March 31, 2016, officers advanced $5,508 of funds to the Company, and $10,300 were repaid to the officers The balance of short-term advances due to two officers and executives of the Company at March 31, 2016 is $0.

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

The following table presents changes in the liabilities with significant unobservable inputs (Level 3) for the three months ended March 31, 2016:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
As of March 31, 2016
Derivative liability	$-	$-	$3,340,633	$3,340,633
Total	$-	$-	$3,340,633	$3,340,633

Note 7 – Subsequent Events

Subsequent to March 31, 2016, an aggregate of 750,000 shares of restricted common stock were issued as compensation to independent contractors.

Subsequent to March 31, 2016, the Company issued 540,810 shares of its restricted common stock pursuant to a Private Placement Memorandum and private offerings.

Subsequent to March 31, 2016, an aggregate of 36,000 shares of common stock were issued for leak out agreements.

As a result of these issuances the total number of shares outstanding is 109,616,075.

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

Overview

Endonovo Therapeutics, Inc.  (the “Company” or “ETI”) operates in two business segments: (1) intellectual property licensing and commercialization; and (2) biomedical research and development which has included development of its proprietary square wave form device.

Our present primary focus is the development, patenting and regulatory approval of our biomedical proprietary technology.

Going Concern

Our independent registered auditors included an explanatory paragraph in their opinion on our consolidated financial statements as of and for the fiscal year ended December 31, 2015 that states our ongoing losses and lack of resources causes substantial doubt about our ability to continue as a going concern.

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

Use of estimates

In the opinion of management, the accompanying condensed consolidated balance sheets and related interim statements of operations, cash flows, and shareholders' deficits include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. The significant estimates were made for the fair value of common stock issued for services, with notes payable arrangements in connection with note extension agreements, and as repayment for outstanding debts, in estimating the useful life used for depreciation and amortization of our long-lived assets, in the valuation of the derivative liability, and the valuation of deferred income tax assets. Actual results and outcomes may differ from management's estimates and assumptions.

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

Results of Operations for the Three Months ended March 31, 2016 and March 31, 2015

	Three Months Ended March 31,		Favorable
	2016	2015	(Unfavorable)%

Revenue	$-	$2,745	$(2,745)	-100.0%
Cost of revenue	-	824	824	100.0%
Gross profit	-	1,921	(1,921)	-100.0%

Operating expenses	1,402,120	433,554	(968,566)	223.4%

Loss from operations	(1,402,120)	(431,633)	(970,487)	224.8%

Other income (expense)	498,657	(48,522)	547,179	1115.0%

Net loss	$(903,463)	$(480,155)	$(423,308)	88.2%

Revenues

We had no revenue for the three months ended March 31, 2016 compared to $2,745 for the three months ended March 31, 2015. We are in an early stage and our revenues will be small and null until a device or biological license receives FDA approval or international research licensing develops.  The growth of our business is dependent on successfully raising additional capital to fund our growth.

Operating Expenses

Our operating expenses for the three months ended March 31, 2016 were approximately $1,402,000 compared to $434,000 for the corresponding period of the previous year. The operating expenses were comprised primarily from consulting and professional fees for the development of our intellectual property and expenses related to being a public company, approximately $500,000 of which was paid for in stock issuances, and payment of another approximate $400,000 of these fees were deferred.

Other Income (Expense)

Other income (expense) for the quarter ended March 31, 2016 was income of $498,657 compared to expense of $48,522 for the quarter ended March 31, 2015.  This change was due primarily to a change in valuation of our derivative liabilities, which did not exist as of March 31, 2015, and interest expense resulting from the amortization of the discounts on notes payable, also which did not exist as of March 31, 2015.  We anticipate continued large fluctuations in other income (expense) as a result of quarterly re-evaluation of these obligations.

Liquidity and Capital Resources

	As of		Increase
	March 31, 2016	December 31, 2015	(Decrease)
Working Capital

Current assets	$246,313	$377,706	$(131,393)
Current liabilities	8,999,726	9,486,153	486,427
Working capital deficit	$(8,753,413)	$(9,108,447)	$355,034

Long-term debt	$287,662	$199,270	$88,392

Stockholders' deficit	$(9,013,376)	$(9,276,060)	$(262,684)

	Three Months Ended March 31,		Increase
	2016	2015	(Decrease)
Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(426,056)	$(193,836)	$(232,220)
Investing activities	$-	$-	$-
Financing activities	$493,476	$218,496	$274,980

	As of		Increase
	March 31, 2016	December 31, 2015	(Decrease)
Balance Sheet Select Information

Cash	$108,893	$41,473	$67,420

Accounts payable and accrued expenses	$4,222,997	$3,990,185	$232,812

Since inception and through March 31, 2016, the Company has raised approximately $3.5 million in equity and debt transactions. These funds have been used to commence the operations of the Company to acquire and begin the development of its intellectual property portfolio. These activities include attending trade shows and corporate development.  Our accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these condensed consolidated financial statements. The Company has incurred substantial losses since inception.  Its current liabilities exceed its current assets and available cash is not sufficient to fund expected future operations.  The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern. To reduce the risk of not being able to continue as a going concern, management is increasing the value of its intellectual property through regulatory approvals and obtaining additional patent rights and has initiated a private placement offering to raise capital through the sale of its common stock.  Although, uncertainty exists as to whether the Company will be able generate enough cash from operations to fund the Company’s working capital needs or raise sufficient capital to meet the Company’s obligations as they become due, no adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.  Our cash on hand at March 31, 2016 was approximately $109,000.  This will be insufficient to fund operations if additional capital is not raised.  The Company raised an aggregate of approximately $650,000 through the sale of equity and debt securities during the three months ended March 31, 2016.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that as of March 31, 2016 our disclosure controls and procedures were not effective at the reasonable assurance level:

1.  We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended March 31, 2016.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect. Notwithstanding the foregoing, several lenders have commenced litigation against us which is in the early stages.  We anticipate that these matters will be settled, however, if a settlement cannot be reached, we will vigorously defend these matters and we do not believe that there will be any material adverse effect as a result thereof, but there is always uncertainty  in any litigation and a result cannot be guaranteed.

Item 1A.  Risk Factors.

We are a Smaller Reporting Company (as defined in Rule 12b-2 of the Exchange Act) and are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Number of
Common Shares	Source of
Issued	Payment	Amount
1,051,504	Services	$ 492,806
70,110	Note extension	$ 25,651
1,488,100	Cash	$ 378,275
876,150	Conversion of notes	$ 269,416

The above issuances of securities during the three months ended March 31, 2016 were exempt from registration pursuant to Section 4(2), and/or Regulation D promulgated under the Securities Act. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

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

Dated: May 20, 2016	Endonovo Therapeutics, Inc.

	By:	/s/ Alan Collier
Alan Collier
Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)