Form 10-Q
period 2016-06-30
ENDONOVO THERAPEUTICS, INC.
filed 2016-08-12
CIK 1528172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO’ SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of August 11, 2016, there were 122,945,087 shares of common stock, $0.0001 par value issued and outstanding.

ENDONOVO THERAPEUTICS, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

June 30, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash	$78,688	$41,473
Other current assets	-	336,233
Total current assets	78,688	377,706

Property, Plant and Equipment, net	23,740	31,657

	$102,428	$409,363

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$4,379,989	$3,990,185
Short term advances, related parties	3,823	3,605
Notes payable, net of discounts of $256,653 as of June 30, 2016 and $321,961 as of December 31, 2015	1,213,848	1,261,790
Notes payable - related parties	181,800	245,000
Derivative liability	1,170,547	3,973,542
Current portion of long term loan	12,212	12,031

Total current liabilities	6,962,219	9,486,153

Notes payable, net of discounts of $407,276 as of June 30, 2016 and $477,346 of December 31, 2015	225,224	27,654
Long term loan	10,465	16,616
Acquisition payable	155,000	155,000
Total liabilities	7,352,908	9,685,423
COMMITMENTS AND CONTINGENCIES
Shareholders’ deficit
Super AA super voting preferred stock, $0.0001 par value; 1,000,000 authorized and 1,000 issued and outstanding	-	-
Common stock, $.0001 par value; 250,000,000 shares authorized; 117,900,657 and 104,803,401 shares issued and outstanding as of June 30, 2016 and December 31, 2015	11,790	10,479
Additional paid-in capital	8,154,911	3,773,642
Stock subscriptions	(1,570)	(1,570)
Accumulated deficit	(15,415,611)	(13,058,611)
Total shareholders’ deficit	(7,250,480)	(9,276,060)
	$102,428	$409,363

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenues, net	$-	$1,920	$-	$4,665
Cost of goods sold	-	1,338	-	2,162
Gross profit	-	582	-	2,503

Operating expenses	2,065,241	494,266	3,467,361	927,820
Loss from operations	(2,065,241)	(493,684)	(3,467,361)	(925,317)

Other income (expense)
Change in fair value of derivative liability	1,574,082	29,446	2,598,684	29,446
Gain (loss) on extinguishment of debt	(526,156)	-	(393,118)	-
Interest expense, net	(436,222)	(93,485)	(1,095,205)	(142,007)
	611,704	(64,039)	1,110,361	(112,561)

Loss before income taxes	(1,453,537)	(557,723)	(2,357,000)	(1,037,878)

Provision for income taxes	-	-	-	-

Net loss	$(1,453,537)	$(557,723)	$(2,357,000)	$(1,037,878)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Weighted average common share outstanding:
Basic and diluted	111,155,833	97,996,920	108,861,547	91,364,222

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Six Months ended June 30,
	2016	2015
Operating activities:
Net loss	$(2,357,000)	$(1,037,878)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	7,917	7,280
Fair value of equity issued for services	1,738,629	4,251
Non-cash expenses paid in debt issuance	123,000	-
Gain (loss) on extinguishment of debt	393,118	-
Non-cash interest expense	438,587	49,145
Amortization of note discount	456,763	3,521
Change in fair value of derivative liability	(2,598,684)	(29,446)
Changes in assets and liabilities:
Other current assets	346,133	2,000
Accounts payable and accrued expenses	423,495	622,305
Net cash used in operating activities	(1,028,042)	(378,822)

Investing activities:
Net cash used in investing activities	-	-

Financing activities:
Proceeds from the issuance of notes payable	477,000	290,500
Proceeds from issuance of notes payable- related parties	-	50,000
Proceeds from short term advances	5,618	73,205
Repayments on short term advances	(15,300)	(12,850)
Proceeds from issuance of common stock and units	818,329	220
Payment against long term loan	(5,970)	(4,845)
Payment against notes payable	(151,220)	-
Payment against notes payable- related parties	(63,200)	-
Net cash provided by financing activities	1,065,257	396,230

Net increase in cash	37,215	17,408
Cash, beginning of year	41,473	988
Cash, end of period	$78,688	$18,396

Supplemental disclosure of cash flow information:
Cash paid for interest	$19,124	$6,112
Cash paid for income taxes	$-	$500

Non Cash Investing and Financing Activities:
Conversion of notes payable and accrued interest to common stock	$499,441	$328,138

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Deficit

(Unaudited)

	Series AA				Additional	Common Stock		Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Retained	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Receivable	Earnings	Deficit

Balance December 31, 2015	1,000	$-	104,803,401	$10,479	$3,773,642	$(1,570)	$(13,058,611)	$(9,276,060)

Shares issued for cash	-	-	566,327	57	107,022	-	-	107,079
Private placement units issued for cash	-	-	2,786,621	279	710,972	-	-	711,251
Shares issued for services	-	-	4,833,246	483	1,627,371	-	-	1,627,854
Shares issued with notes payable extensions and lock-up agreement	-	-	259,917	27	110,748	-	-	110,775
Shares issued for conversion of notes payable and accrued interest	-	-	3,681,492	368	1,500,886	-	-	1,501,254
Private placement units issued for conversion of notes payable and accrued interest	-	-	969,653	97	284,270	-	-	284,367
Warrants issued with notes payable	-	-	-	-	40,000	-	-	40,000
Net loss for the period ended June 30, 2016	-	-	-	-	-	-	(2,357,000)	(2,357,000)
Balance June 30, 2016	1,000	$-	117,900,657	$11,790	$8,154,911	$(1,570)	$(15,415,611)	$(7,250,480)

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated financial statements as of June 30, 2016 and 2015 are unaudited; however, in the opinion of management such interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the period presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

The consolidated financial statements of the Company include the accounts of ETI and IPR as of March 14, 2012; Aviva as of April 2, 2013; and WeHealAnimals as of November 16, 2013. All significant intercompany accounts and transactions are eliminated in consolidation.

Going Concern

These accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for a period following the date of these consolidated financial statements. The Company has raised approximately $1.3 million in debt and equity financing for the period January 1, 2016 to June 30, 2016. The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty. To reduce the risk of not being able to continue as a going concern, management has initiated a private placement offering to raise capital through the sale of its common stock and is seeking out profitable companies. Although, uncertainty exists as to whether the Company will be able to generate enough cash from operations to fund the Company’s working capital needs or raise sufficient capital to meet the Company’s obligations as they become due, no adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.

Net Income (Loss) per Share

For the six month period ending June 30, 2016, the Company had 7,536,612 of weighted average common shares relating to the convertible debt, under the if-converted method, however, these shares are not dilutive because the Company recorded a loss during the six month period ended June 30, 2016. For the six months ended June 30, 2015, the Company had no dilutive securities.

Recent Accounting Standard Updates

The Company is not aware of any recently issued accounting pronouncements that when adopted will have a material effect on the Company’s financial position or results of its operations.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Note 2 – Property, Plant and Equipment

The following is a summary of equipment, at cost, less accumulated depreciation at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015

Autos	$64,458	$64,458
Medical equipment	5,000	5,000
Other equipment	8,774	8,774
	78,232	78,232
Less accumulated depreciation	54,492	46,575
	$23,740	$31,657

Note 3 - Notes Payable and Long Term Loan

Notes Payable

During the six months ended June 30, 2016, the Company issued two Convertible Notes (“Variable Notes”) with original terms of one year and nine months, and one year, respectively, and with interest rates ranging from an add-on interest equal to 10% of the initial principal, and 10%, respectively, and, a variable conversion rate with a discount of 30% of the Company’s common stock based on the terms included in the Variable Notes. The Variable Notes contains a prepayment option which enables the Company to prepay the note for a period of 0-180 days, and six months , respectively, subsequent to issuance at a premium of 125%. In addition, 300,000 two-year warrants at $0.81 were issued with and to the holder of one of the Variable Notes. The gross amount of these Variable Notes outstanding is $505,000 as of June 30, 2016.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

	June 30, 2016	December 31, 2015

Notes payable at beginning of period	$2,333,751	$1,377,416
Notes payable issued	605,000	1,586,250
Repayments of notes payable in cash	(188,200)	(138,000)
Less amounts converted to equity	(465,750)	(491,915)
Notes payable at end of period	2,284,801	2,333,751
Less debt discount	(663,929)	(799,307)
	$1,620,872	$1,534,444

Notes payable issued to related parties	$181,800	$245,000
Notes payable issued to non-related parties	$1,439,072	$1,289,444

The maturity dates on the notes payable are as follows:

	Notes to
12 months ending,	Related parties	Non-related parties	Total

June 30, 2017	$181,800	$1,470,501	$1,652,301
June 30, 2018	$-	$632,500	$632,500
June 30, 2019	$-	$-	$-
	$181,800	$2,103,001	$2,284,801

Derivative Liability

The Company has issued Variable Debentures which contained variable conversion rates based on unknown future prices of the Company’s common stock. This results in a conversion feature. The Company measures the conversion feature using the Black-Scholes option valuation model using the following assumptions:

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Expected term	9 months - 3 years	9 months - 1 year	9 months - 3 years	9 months - 1 year
Exercise price	$0.0659-$0.28	$0.30-$0.52	$0.0659-$0.28	$0.30-$0.52
Expected volatility	221%-276%	158%-181%	199%-276%	158%-181%
Expected dividends	None	None	None	None
Risk-free interest rate	0.45% to 1.06%	0.28%	0.45% to 1.06%	0.28%
Forfeitures	None	None	None	None

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

As of June 30, 2016 and December 31, 2015, the balances of the Derivative Liability are as follows:

Derivative
Liability
Balance December 31, 2015	$3,973,542

Issuance of convertible debt	903,587
Settlements by debt extinguishment	(1,107,898)
Change in estimated fair value	(2,598,684)

Balance June 30, 2016	$1,170,547

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Long Term Loan

The Company has financed the purchase of an automobile. The maturity dates on the loan are as follows:

Maturity dates of long term debt

Twelve months ending,
June 30, 2017	$12,212
June 30, 2018	$10,465
$22,677

Current portion	$12,212
Long term portion	$10,465

Note 4 - Shareholders’ Deficit

Common Stock

The Company has entered into consulting agreements with various consultants for service to be provided to the Company. The agreements stipulate a monthly fee and a certain number of shares that the consultant vests in over the term of the contract. The consultant is issued a prorated number of shares of common stock at the beginning of the contract, which the consultant earns over a three-month period. At the anniversary of each quarter, the consultant is issued a new allotment of common stock during the first 3 years of engagement. In accordance with ASC 505-50 – Equity-Based Payment to Non-Employees, the common stock shares issued to the consultant are valued upon their vesting, with interim estimates of value as appropriate during the vesting period. During the six months ended June 30, 2016, the Company issued 1,500,000 shares of common stock with a value of $759,800 related to these consulting agreements.

During the six months ended June 30, 2016, the Company issued pursuant to a private placement offering 3,756,274 shares of common stock and the same number of warrants for cash of $711,250 and conversion of notes and accrued interest in the amount of $284,367. The Company also issued 566,327 shares of common stock for cash of $107,079 and 3,681,492 shares of common stock for the conversion of notes and accrued interest in the amount of $1,501,254.

Also, during the six months ended June 30, 2016, the Company issued 259,917 shares of common stock valued at $110,775 related to the extension of outstanding notes and lock-up agreements. The Company also issued 3,333,246 shares of common stock with a value of $868,054 for services provided to the Company.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

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

Each holder of outstanding shares of Series AA Super Voting Preferred Stock shall be entitled to one hundred thousand (100,000) votes for each share of Series AA Super Voting Preferred Stock held on the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company. As of June 30, 2016, there were 1,000 shares of Series AA Preferred stock outstanding.

Warrants

During the six months ended June 30, 2016, in conjunction with the sale of common stock and issuance of notes, the Company issued two and five-year common stock purchase warrants to acquire up to 4,056,274 shares of common stock. These warrants have exercise prices ranging from $0.195 to $0.81 per share. The balance of all warrants outstanding as of June 30, 2016 is as follows:

	Outstanding Warrants
		Weighted Average
		Exercise Price
	Shares	Per Share
Outstanding at January 1, 2016	-	$-
Granted	4,056,274	$0.55
Cancelled	-	$-
Exercised	-	$-
Outstanding at June 30, 2016	4,056,274	$0.55

Exercisable at June 30, 2016	4,056,274	$0.55

Note 5 – Related Party Transactions

Two officers and executives of the Company have entered into note payable agreements with the Company. $63,200 of principal has been repaid during the six months ended June 30, 2016. The balance of notes payable from related parties at June 30, 2016 is $181,800.

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

The Company’s balance sheet contains derivative and warrant liabilities that are recorded at fair value on a recurring basis. The three-level valuation hierarchy for disclosure of fair value is as follows:

Level 1: uses quoted market prices in active markets for identical assets or liabilities.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

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

The following table presents changes in the liabilities with significant unobservable inputs (Level 3) for the six months ended June 30, 2016:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

As of June 30, 2016
Derivative liability	$-	$-	$1,170,547	$1,170,547
Total	$-	$-	$1,170,547	$1,170,547

Note 7 – Subsequent Events

Subsequent to June 30, 2016, an aggregate of 2,000,000 shares of restricted common stock were issued for services.

Subsequent to June 30, 2016, the Company issued 780,916 shares of its restricted common stock and 780,916 Warrants pursuant to a Private Placement Memorandum and private offerings.

Subsequent to June 30, 2016, the Company issued 2,263,514 commitment shares of its restricted common stock to Bellridge Capital, LLP pursuant to the terms of the executed Note Securities Purchase Agreement and Equity Line Securities Purchase Agreement.

As a result of these issuances the total number of shares outstanding is 122,945,087.

Subsequent to June 30, 2016, the following transactions occurred:

On July 9, 2016, the Company signed a binding letter agreement (“Letter Agreement”), dated July 8, 2016 for our acquisition of all of the outstanding shares of Rio Grande Neurosciences, Inc. (RGN) from its existing shareholders. The Letter Agreement calls for a purchase price of $30,000,000 for all of the shares of RGN, of which we have paid $500,000 through the delivery of a promissory note (the “Note”) which is due on the earlier of January 8, 2017 or the closing of the acquisition of RGN and bears interest at 7.5%. The balance of the purchase price will be paid as Pursuant to the Letter Agreement, Endonovo will be acquiring RGN for an aggregate purchase price of $30,000,000, consisting of the Note, $1.0 million in cash, approximately $15 million in Endonovo common stock, the assumption by us of $8.5 million in senior secured notes and approximately $5 million in Endonovo common stock warrants. Endonovo will also be committed to paying RGN’s shareholders a 10% royalty on the sale of RGN commercialized products. The Letter Agreement has been approved by the boards of directors of both the Company and RGN and is binding, but subject to the execution of a definitive purchase agreement, shareholder approvals and Endonovo raising additional capital. The parties expect to sign a definitive agreement within the third quarter ending September 30, 2016 and close at the same time or shortly thereafter. The Letter Agreement contemplates a Board of Directors comprised of three designees from RGN and four from us.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The foregoing is only a brief summary of the Letter Agreement and the Note and the reader is referred to the Letter agreement and the Note, which are exhibits to our current report on Form 8-K dated July 9, 2016, for a full understanding of their terms and conditions of those documents.

On July 12, 2016, the Company entered into several agreements with Bellridge Capital, LP (“BCLP”) relating to two financing transactions. One transaction is for $1,000,000 of convertible promissory notes and the other is for a $9,000,000 equity line.

The $1,000,000 note financing involves a Note Securities Purchase Agreement (“NSPA”) and a form of note to be issued by us on funding. The notes will be purchased at a 5.5% original issue discount, bear interest at 6% per annum, are convertible into our common stock at a 25% discount to our lowest trading price for the 20 days prior to the conversion. BCLP will not affect any conversion which will result in its holding more than 4.99% of our common stock and has agreed to limit the sales of our stock to 22.5% of the trading volume on the date of sale unless the trading volume exceeds $130,000 on a day, in which case the applicable trading volume limitation will be 30%. The form of note provides for certain penalties for failure to timely deliver stock and contains other protective provisions for BCLP. $400,000 principal amount of the Note has been funded, the next tranche of $200,000 will be due in 30 days and the final tranche of $400,000, less the commission fee, will be funded upon the effectiveness of a registration statement that we will file covering the shares of our common stock issuable upon conversion of the notes.

The $9,000,000 Equity Line is pursuant to an Equity Line Securities Purchase Agreement (“ELSPA”) which provides for a 3% origination fee also required BCLP to purchase shares of our stock which we will put to BCLP at a price equal to 75% of the lowest bid price for our stock during the 10 trading days preceding the put notice. Our draw downs, or puts, have a minimum amount of $25,000 and a maximum amount of $500,000 and can be no more than 300% of the average trading volume of our stock during the ten day pricing period of the put. BCLP is not required to accept any put which will result in their becoming a holder of more than 4.99% of our outstanding stock and its resales are subject to the same volume limitations as resales of our stock issued on conversion of the notes. As a result of the restrictions and limitations on our right to put our shares to BCLP, we cannot give any assurance as to whether we will be able to raise $9,000,000 under the ELSPA. The ELSPA has a term of 36 months or when BCLP has purchased $9,000,0000 of our stock, whichever is earlier .

In connection with the foregoing financing agreements with BPLP, we also signed a Registration Rights Agreement (the “RRA”) with BCLP which requires us to file a registration statement under the Securities Act of 1933, as amended, at our expense covering the shares issuable on conversion of the notes and upon our exercise of puts. The funds under the ELSPA will not be available to us until 30 days after the registration statement is ordered effective.

Aegis Capital Corp. will receive a 10% commission on all funds raised and warrants to purchase 8% of the aggregate number of shares sold under the NSPA and the ELSPA bringing the Company’s net proceeds under the NSPA to $900,000.

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

Going Concern

Our independent registered auditors included an explanatory paragraph in their opinion on our consolidated financial statements as of and for the fiscal year ended December 31, 2015 that states that our ongoing losses and lack of resources causes substantial doubt about our ability to continue as a going concern.

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

Use of estimates

In the opinion of management, the accompanying condensed consolidated balance sheets and related interim statements of operations, cash flows, and shareholders’ deficits include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. The significant estimates were made for the fair value of common stock issued for services, with notes payable arrangements in connection with note extension agreements, and as repayment for outstanding debts, in estimating the useful life used for depreciation and amortization of our long-lived assets, in the valuation of the derivative liability, and the valuation of deferred income tax assets. Actual results and outcomes may differ from management’s estimates and assumptions.

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

Results of Operations

Three Months ended June 30, 2016 and 2015

	Three Months Ended June 30,		Favorable
	2016	2015	(Unfavorable)%

Revenue	$-	$1,920	$(1,920)	-100.0%
Cost of revenue	-	1,338	1,338	100.0%
Gross profit	-	582	(582)	-100.0%

Operating expenses	2,065,241	494,266	(1,570,975)	317.8%

Loss from operations	(2,065,241)	(493,684)	(1,571,557)	318.3%

Other income (expense)	611,704	(64,039)	675,743	1115.0%

Net loss	$(1,453,537)	$(557,723)	$(895,814)	160.6%

Revenues

We had no revenue for the three months ended June 30, 2016 compared to $1,920 for the three months ended June 30, 2015. We are in an early stage and our revenues will be small and null until a device or biological license receives FDA approval or international research licensing develops. The growth of our business is dependent on successfully raising additional capital to fund our growth.

Operating Expenses

Our operating expenses for the three months ended June 30, 2016 were approximately $2,065,241 compared to $494,266 for the corresponding period of the previous year. The operating expenses were comprised primarily from consulting and professional fees for the development of our intellectual property and expenses related to being a public company. A significant portion of these fees were paid for with the issuance of restricted shares of common stock. During the three months ended June 30, 2016, 3,931,742 shares of common stock were issued for consulting services valued at $1,200,549 as compared to 1,945,000 shares of common stock being issued for consulting services valued at $1,945, during the corresponding period of the previous year.

Other Income (Expense)

Other income (expense) for the quarter ended June 30, 2016 was income of $611,704 compared to expense of $64,039 for the quarter ended June 30, 2015. This change was due primarily to a change in valuation of our derivative liabilities, which did not exist as of June 30, 2015, and net of interest expense resulting from the amortization of the discounts on notes payable also, which did not exist as of June 30, 2015. In addition, we incurred a loss on extinguishment of debt of $526,156 for debt conversions during the quarter ended June 30, 2016, which did not exist as of June 30, 2015. We anticipate continued large fluctuations in other income (expense) as a result of quarterly re-evaluation of these derivative liabilities.

Six Months ended June 30, 2016 and 2015

	Six Months Ended June 30,		Favorable
	2,016	2,015	(Unfavorable)%

Revenue	$-	$4,665	$(4,665)	-100.0%
Cost of revenue	-	2,162	2,162	100.0%
Gross profit	-	2,503	(2,503)	-100.0%

Operating expenses	3,467,361	927,820	2,539,541	273.7%

Loss from operations	(3,467,361)	(925,317)	(2,542,044)	-274.7%

Other income (expense)	1,110,361	(112,561)	1,222,922	1086.5%

Net loss	$(2,357,000)	$(1,037,878)	$(1,319,122)	-127.1%

Revenues

We had no revenue for the six months ended June 30, 2016 compared to $4,665 for the six months ended June 30, 2015. We are in an early stage and our revenues will be small and null until a device or biological license receives FDA approval or international research licensing develops. The growth of our business is dependent on successfully raising additional capital to fund our growth.

Operating Expenses

Our operating expenses for the six months ended June 30, 2016 were approximately $3,467,361 compared to $927,820 for the corresponding period of the previous year. The operating expenses were comprised primarily from consulting and professional fees for the development of our intellectual property and expenses related to being a public company. A significant portion of these fees were paid for with the issuance of restricted shares of common stock. During the six months ended June 30, 2016, 4,833,246 shares of common stock were issued for consulting services valued at $1,627,371 as compared to 4,249,286 shares of common stock being issued for consulting services valued at $3,375, during the corresponding period of the previous year.

Other Income (Expense)

Other income (expense) for the six months ended June 30, 2016 was income of $1,110,361 compared to expense of $112,561 for the six months ended June 30, 2015. This change was due primarily to a change in valuation of our derivative liabilities, which did not exist as of June 30, 2015, and net of interest expense resulting from the amortization of the discounts on notes payable also, which did not exist as of June 30, 2015. In addition, we incurred interest expense on the issuance of debt and a loss on extinguishment of debt for debt conversions during the quarter ended June 30, 2016, neither of which existed as of June 30, 2015. We anticipate continued large fluctuations in other income (expense) as a result of quarterly re-evaluation of these derivative liabilities.

Liquidity and Capital Resources

	As of		Increase
	June 30, 2016	December 31, 2015	(Decrease)
Working Capital

Current assets	$78,688	$377,706	$(299,018)
Current liabilities	6,962,219	9,486,153	2,523,934
Working capital deficit	$(6,883,531)	$(9,108,447)	$2,224,916

Long-term debt	$390,689	$199,270	$191,419

Stockholders’ deficit	$(7,250,480)	$(9,276,060)	$(2,025,580)

	Six Months Ended June 30,		Increase
	2016	2015	(Decrease)
Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(1,028,042)	$(378,822)	$(649,220)
Investing activities	$-	$-	$-
Financing activities	$1,065,257	$396,230	$669,027

	As of		Increase
	June 30, 2016	December 31, 2015	(Decrease)
Balance Sheet Select Information

Cash	$78,688	$41,473	$37,215

Accounts payable and accrued expenses	$4,379,989	$3,990,185	$389,804

Since inception and through June 30, 2016, the Company has raised approximately $4.0 million in equity and debt transactions. These funds have been used to commence the operations of the Company to acquire and begin the development of its intellectual property portfolio. These activities include attending trade shows and corporate development. Our accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these condensed consolidated financial statements. The Company has incurred substantial losses since inception. Its current liabilities exceed its current assets and available cash is not sufficient to fund expected future operations. The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern. To reduce the risk of not being able to continue as a going concern, management is increasing the value of its intellectual property through regulatory approvals and obtaining additional patent rights and has initiated a private placement offering to raise capital through the sale of its common stock. Although, uncertainty exists as to whether the Company will be able generate enough cash from operations to fund the Company’s working capital needs or raise sufficient capital to meet the Company’s obligations as they become due, no adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty. Our cash on hand at June 30, 2016 was approximately $78,608. This will be insufficient to fund operations if additional capital is not raised. The Company raised an aggregate of approximately $1.2 million through the sale of equity and debt securities during the six months ended June 30, 2016.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that as of June 30, 2016 our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended June 30, 2016. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect. Notwithstanding the foregoing, several lenders have commenced litigation against us, which is in the early stages. We anticipate that these matters will be settled, however, if a settlement cannot be reached, we will vigorously defend these matters and we do not believe that there will be any material adverse effect as a result thereof, but there is always uncertainty in any litigation and a result cannot be guaranteed.

Item 1A. Risk Factors.

We are a Smaller Reporting Company (as defined in Rule 12b-2 of the Exchange Act) and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Number of
Common Shares	Source of
Issued	Payment	Amount
3,931,742	Services	$1,200,549
39,807	Note extension	$19,624
1,864,848	Cash	$440,054
3,774,995	Conversion of notes	$1,516,205

The above issuances of securities during the three months ended June 30, 2016 were exempt from registration pursuant to Section 4(2), and/or Regulation D promulgated under the Securities Act. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Exhibit Title

31.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

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

Dated: August 12, 2016	Endonovo Therapeutics, Inc.

	By:	/s/ Alan Collier
Alan Collier
Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

