Form 10-Q
period 2016-09-30
ENDONOVO THERAPEUTICS, INC.
filed 2016-11-14
CIK 1528172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016.

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

As of November 11, 2016, there were 127,252,298 shares of common stock, $0.0001 par value issued and outstanding.

ENDONOVO THERAPEUTICS, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

September 30, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash	$94,675	$41,473
Other current assets	150,000	336,233
Total current assets	244,675	377,706

Property, Plant and Equipment, net	19,781	31,657

	$264,456	$409,363

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$4,551,289	$3,990,185
Short term advances, related parties	3,823	3,605
Notes payable, net of discounts of $794,520 as of September 30, 2016 and $321,961 as of December 31, 2015	1,376,204	1,261,790
Notes payable - related parties	170,000	245,000
Derivative liability	2,175,152	3,973,542
Current portion of long term loan	12,303	12,031

Total current liabilities	8,288,771	9,486,153

Notes payable, net of discounts of $235,242 as of September 30, 2016 and $477,346 of December 31, 2015	332,258	27,654
Long term loan	7,355	16,616
Acquisition payable	155,000	155,000
Total liabilities	8,783,384	9,685,423
COMMITMENTS AND CONTINGENCIES
Shareholders' deficit
Super AA super voting preferred stock, $0.0001 par value; 1,000,000 authorized and 1,000 issued and outstanding	-	-
Common stock, $.0001 par value; 250,000,000 shares authorized; 124,766,871 and 104,803,401 shares issued and outstanding as of September 30, 2016 and December 31, 2015	12,475	10,479
Additional paid-in capital	9,104,619	3,773,642
Stock subscriptions	(1,570)	(1,570)
Accumulated deficit	(17,634,452)	(13,058,611)
Total shareholders' deficit	(8,518,928)	(9,276,060)
	$264,456	$409,363

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenues, net	$-	$(400)	$-	$4,265
Cost of goods sold	-	-	-	2,162
Gross profit	-	(400)	-	2,103

Operating expenses	1,310,748	469,475	4,778,109	1,317,070
Loss from operations	(1,310,748)	(469,875)	(4,778,109)	(1,314,967)

Other income (expense)
Change in fair value of derivative liability	46,997	(100,384)	2,645,681	(70,938)
Gain (loss) on extinguishment of debt	(42,507)	(363,049)	(435,625)	(363,049)
Interest expense, net	(912,583)	(347,729)	(2,007,788)	(489,736)
	(908,093)	(811,162)	202,268	(923,723)

Loss before income taxes	(2,218,841)	(1,281,037)	(4,575,841)	(2,238,690)

Provision for income taxes	-	-	-	-

Net loss	$(2,218,841)	$(1,281,037)	$(4,575,841)	$(2,238,690)

Basic and diluted loss per share	$(0.02)	$(0.01)	$(0.04)	$(0.02)
Weighted average common share outstanding:
Basic and diluted	123,138,397	100,955,870	113,649,351	94,651,544

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months ended September 30,
	2016	2015
Operating activities:
Net loss	$(4,575,841)	$(2,238,690)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	11,876	10,920
Fair value of equity issued for services	2,402,736	5,521
Gain on extinguishment of debt	545,905	363,049
Non-cash interest expense	779,045	241,945
Non-cash operating expenses on fees paid	106,720	-
Amortization of note discount	826,063	71,846
Change in fair value of derivative liability	(2,645,681)	70,938
Changes in assets and liabilities:
Other current assets	196,133	(595)
Accounts payable and accrued expenses	549,360	667,021
Net cash used in operating activities	(1,803,684)	(808,045)

Investing activities:
Net cash used in investing activities	-	-

Financing activities:
Proceeds from the issuance of notes payable	1,051,228	711,250
Proceeds from issuance of notes payable- related parties	-	50,000
Proceeds from short term advances	5,618	84,950
Repayments on short term advances	(15,300)	(85,850)
Proceeds from issuance of common stock and units	1,055,829	81,960
Payment against long term loan	(8,989)	(7,774)
Payment against notes payable	(156,500)	-
Payment against notes payable- related parties	(75,000)	-
Net cash provided by financing activities	1,856,886	834,536

Net increase in cash	53,202	26,491
Cash, beginning of year	41,473	988
Cash, end of period	$94,675	$27,479

Supplemental disclosure of cash flow information:
Cash paid for interest	$25,486	$21,639
Cash paid for income taxes	$-	$500

Non Cash Investing and Financing Activities:
Conversion of notes payable and accrued interest to common stock	$532,018	$428,138

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Deficit

(Unaudited)

	Series AA Preferred Stock		Common Stock		AdditionalPaid-in	Common Stock Subscription	Retained	TotalShareholder's
	Shares	Amount	Shares	Amount	Capital	Receivable	Earnings	Deficit

Balance December 31, 2015	1,000	$-	104,803,401	$10,479	$3,773,642	$(1,570)	$(13,058,611)	$(9,276,060)

Shares issued for cash	-	-	566,327	57	107,022	-	-	107,079
Private placement units issued for cash	-	-	4,793,287	479	948,271	-	-	948,750
Shares issued for services	-	-	9,346,760	935	2,290,438	-	-	2,291,373
Shares issued with notes payable extensions and lock-up agreement	-	-	264,117	26	111,337	-	-	111,363
Shares issued for conversion of notes payable and accrued interest	-	-	3,934,279	393	1,539,648	-	-	1,540,041

Private placement units issued for conversion of notes payable and accrued interest	-	-	1,058,700	106	294,261	-	-	294,367

Warrants issued with notes payable	-	-	-	-	40,000	-	-	40,000

Net loss for the period ended September 30, 2016	-	-	-	-	-	-	(4,575,841)	(4,575,841)
Balance September 30, 2016	1,000	$-	124,766,871	$12,475	$9,104,619	$(1,570)	$(17,634,452)	$(8,518,928)

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated financial statements as of September 30, 2016 and 2015 are unaudited; however, in the opinion of management such interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the period presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

The consolidated financial statements of the Company include the accounts of ETI and IPR as of March 14, 2012; Aviva as of April 2, 2013; and WeHealAnimals as of November 16, 2013. All significant intercompany accounts and transactions are eliminated in consolidation.

Going Concern

These accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for a period following the date of these consolidated financial statements. The Company has raised approximately $2.1 million in debt and equity financing for the period January 1, 2016 to September 30, 2016. The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty. To reduce the risk of not being able to continue as a going concern, management has initiated a private placement offering to raise capital through the sale of its common stock and is seeking out profitable companies. Although, uncertainty exists as to whether the Company will be able to generate enough cash from operations to fund the Company’s working capital needs or raise sufficient capital to meet the Company’s obligations as they become due, no adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.

Net Income (Loss) per Share

For the nine month period ending September 30, 2016, the Company had 7,861,475 of weighted average common shares relating to the convertible debt, under the if-converted method, however, these shares are not dilutive because the Company recorded a loss during this nine month period.

Recent Accounting Standard Updates

The Company is not aware of any recently issued accounting pronouncements that when adopted will have a material effect on the Company’s financial position or results of its operations.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Note 2 – Property, Plant and Equipment

The following is a summary of equipment, at cost, less accumulated depreciation at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015

Autos	$64,458	$64,458
Medical equipment	5,000	5,000
Other equipment	8,774	8,774
	78,232	78,232
Less accumulated depreciation	58,451	46,575
	$19,781	$31,657

Depreciation expense for the nine months ended September 30, 2016 and 2015 was $11,876 and $10,920, respectively. Repairs and maintenance are charged to expense as incurred while improvements are capitalized. Upon the sale, retirement or disposal of fixed assets, the accounts are relieved of the cost and the related accumulated depreciation with any gain or loss recorded to the consolidated statements of operations.

Note 3 - Notes Payable and Long Term Loan

Notes Payable

During the nine months ended September 30, 2016, the Company issued, including the two notes discussed below related to the $1,000,000 financing, nine Convertible Notes (“Variable Notes”) with original terms ranging from one year to one year and nine months with interest rates ranging from an add-on interest equal to 10% of the initial principal to annual interest rates of 6% or 10%, and a variable conversion rate with a discounts ranging from 25% to 37% of the Company’s common stock based on the terms included in the Variable Notes. Some of the Variable Notes contain a prepayment option, which enables the Company to prepay the note for a period of 0-180 days subsequent to issuance at a premium of 125%. In addition, 300,000 warrants were issued with and to the holder of one of the Variable Notes. The gross amount of Variable Notes outstanding is $1,662,888 as of September 30, 2016.

In July 2016, the Company entered into a $1,000,000 financing comprising a Note Securities Purchase Agreement (NSPA”) and a form of note to be issued by us on funding. The notes will be purchased at a 5.5% original issue discount, bear interest at 6% per annum, are convertible into our common stock at a 25% discount to our lowest trading price for the 20 days prior to the conversion. The holder will not affect any conversion which will result in its holding more than 4.99% of our common stock and has agreed to limit the sales of our stock to 22.5% of the trading volume on the date of sale unless the trading volume exceeds $130,000 on a day, in which case the applicable trading volume limitation will be 30%. The form of note provides for certain penalties for failure to timely deliver stock and contains other protective provisions for the holder. The note will be funded in full in three tranches. As of September 30, 2016, two tranches amounting to $600,000 principal of the NSPA has been funded and the final tranche will be funded upon the effectiveness of a registration statement covering the shares of our common stock issuable upon conversion of the notes. The registration statement became effective subsequent to September 30, 2016.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

	September 30, 2016	December 31, 2015

Notes payable at beginning of period	$2,333,751	$1,377,416
Notes payable issued	1,304,231	1,586,250
Repayments of notes payable in cash	(231,500)	(138,000)
Less amounts converted to equity	(498,258)	(491,915)
Notes payable at end of period	2,908,224	2,333,751
Less debt discount	(1,029,762)	(799,307)
	$1,878,462	$1,534,444

Notes payable issued to related parties	$170,000	$245,000
Notes payable issued to non-related parties	$1,708,462	$1,289,444

The maturity dates on the notes payable are as follows:

	Notes to
12 months ending,	Related parties	Non-related parties	Total

September 30, 2017	$170,000	$1,376,204	$1,546,204
September 30, 2018	$-	$332,258	$332,258
	$170,000	$1,708,462	$1,878,462

Current notes payable	$170,000	$1,376,204	$1,546,204
Long term notes payable	$-	$332,258	$332,258

Derivative Liability

The Company has issued Variable Debentures, which contained variable conversion rates based on unknown future prices of the Company’s common stock. This results in a conversion feature. The Company measures the conversion feature using the Black-Scholes option valuation model using the following assumptions:

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Expected term	1 month - 1 year	9 months - 3 years	1 month - 2.2 years	9 months - 3 years
Exercise price	$0.069-$0.1051	$0.03-$0.31	$0.0648-$0.28	$0.03-$0.52
Expected volatility	255%-276	175%-193%	220%-276%	138%-193%
Expected dividends	None	None	None	None
Risk-free interest rate	0.52% to 0.59%	0.25% to 0.40%	0.45% to 1.06%	0.25%-0.40%
Forfeitures	None	None	None	None

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

As of September 30, 2016 and December 31, 2015, the balances of the Derivative Liability are as follows:

Derivative
Liability
Balance December 31, 2015	$3,973,542

Issuance of convertible debt	2,015,501
Settlements by debt extinguishment	(1,168,210)
Change in estimated fair value	(2,645,681)

Balance September 30, 2016	$2,175,152

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Long Term Loan

The Company has financed the purchase of an automobile. The maturity dates on the loan are as follows:

Twelve months ending,
September 30, 2017	$12,303
September 30, 2018	$7,355
$19,658

Current portion	$12,303
Long term portion	$7,355

Note 4 - Shareholders’ Deficit

Common Stock

The Company has entered into consulting agreements with various consultants for service to be provided to the Company. The agreements stipulate a monthly fee and a certain number of shares that the consultant vests in over the term of the contract. The consultant is issued a prorated number of shares of common stock at the beginning of the contract, which the consultant earns over a three-month period. At the anniversary of each quarter, the consultant is issued a new allotment of common stock during the first 3 years of engagement. In accordance with ASC 505-50 – Equity-Based Payment to Non-Employees, the common stock shares issued to the consultant are valued upon their vesting, with interim estimates of value as appropriate during the vesting period. During the nine months ended September 30, 2016, the Company issued 2,250,000 shares of common stock with a value of $880,800 related to these consulting agreements.

During the nine months ended September 30, 2016, the Company also issued 7,096,760 shares of common stock with a value of $1,410,573 for additional services and fees.

During the nine months ended September 30, 2016, the Company issued pursuant to a private placement offering 5,851,987 shares of common stock and the same number of warrants for cash of $948,750 and conversion of notes and accrued interest in the amount of $294,367. The Company also issued 566,327 shares of common stock for cash of $107,079 and 3,934,279 shares of common stock for the conversion of notes and accrued interest in the amount of $1,540,041.

Also, during the nine months ended September 30, 2016, the Company issued 264,117 shares of common stock valued at $111,363 related to the extension of outstanding notes and lock-up agreements.

Equity Line of Credit

In July 2016, the Company entered into a $9,000,000 Equity Line pursuant to an Equity Line Securities Purchase Agreement (“ELSPA”) which provides for a 3% origination fee and requires the investor to purchase shares of our stock which we will put to the investor at a price equal to 75% of the lowest bid price for our stock during the 10 trading days preceding the put notice. Our draw downs, or puts, have a minimum amount of $25,000 and a maximum amount of $500,000 and can be no more than 300% of the average trading volume of our stock during the ten day pricing period of the put. The investor is not required to accept any put which will result in their becoming a holder of more than 4.99% of our outstanding stock and its resales are subject to the same volume limitations as resales of our stock issued on conversion of the notes. As a result of the restrictions and limitations on our right to put our shares to the investor, we cannot give any assurance as to whether we will be able to raise $9,000,000 under the ELSPA. The ELSPA has a term of 36 months, commencing thirty days after the effective date of the final Registration Statement, or when BCLP has purchased $9,000,0000 of our stock, whichever is earlier. The Registration Statement went effective subsequent to September 30, 2016.

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

Each holder of outstanding shares of Series AA Super Voting Preferred Stock shall be entitled to one hundred thousand (100,000) votes for each share of Series AA Super Voting Preferred Stock held on the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company. As of September 30, 2016, there were 1,000 shares of Series AA Preferred stock outstanding.

Warrants

During the nine months ended September 30, 2016, in conjunction with the sale of common stock and issuance of notes, the Company issued two and five-year common stock purchase warrants to acquire up to 6,151,977 shares of common stock. These warrants have exercise prices ranging from $0.195 to $0.90 per share. The balance of all warrants outstanding as of September 30, 2016 is as follows:

	Outstanding Warrants
		Weighted Average
		Exercise Price
	Shares	Per Share
Outstanding at January 1, 2016	-	$-
Granted	6,151,977	$0.44
Cancelled	-	$-
Exercised	-	$-
Outstanding at September 30, 2016	6,151,977	$0.44

Exercisable at September 30, 2016	6,151,977	$0.44

Note 5 – Related Party Transactions

Two officers and executives of the Company have entered into note payable agreements with the Company. $74,000 of principal has been repaid during the nine months ended September 30, 2016. The balance of notes payable from related parties at September 30, 2016 is $170,000.

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

The following table presents changes in the liabilities with significant unobservable inputs (Level 3) for the nine months ended September 30, 2016:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

As of September 30, 2016
Derivative liability	$-	$-	$2,175,152	$2,175,152
Total	$-	$-	$2,175,152	$2,175,152

Note 7 – Subsequent Events

Subsequent to September 30, 2016, an aggregate of 525,000 shares of restricted common stock were issued for services.

Subsequent to September 30, 2016, the Company issued 1,388,675 shares of its restricted common stock and 1,388,675 Warrants pursuant to a Private Placement Memorandum and private offerings for $475,000.

Subsequent to September 30, 2016, an aggregate of 20,000 shares of restricted common stock were issued for Notes Payable.

Subsequent to September 30, 2016, an aggregate of 549,252 shares of restricted common stock were issued pursuant to Note Conversions of $58,557.

Subsequent to September 30, 2016, an aggregate of 2,500 shares of restricted common stock were issued pursuant to a leak out agreement.

As a result of these issuances the total number of shares outstanding is 127,252,298.

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

Results of Operations

Three Months ended September 30, 2016 and 2015

	Three Months Ended September 30,		Favorable
	2016	2015	(Unfavorable)%

Revenue	$-	$(400)	$400	-100.0%
Cost of revenue	-	-	-	NM
Gross profit	-	(400)	400	-100.0%

Operating expenses	1,310,748	469,475	(841,273)	179.2%

Loss from operations	(1,310,748)	(469,875)	(840,873)	179.0%

Other income (expense)	(908,093)	(811,162)	(96,931)	11.9%

Net loss	$(2,218,841)	$(1,281,037)	$(937,804)	73.2%

Revenues

We had no revenue for the three months ended September 30, 2016 compared to a refund of $400 for the three months ended September 30, 2015. We are in an early stage and our revenues will be small and null until a device or biological license receives FDA approval or international research licensing develops. The growth of our business is dependent on successfully raising additional capital to fund our growth.

Operating Expenses

Our operating expenses for the three months ended September 30, 2016 were approximately $1,310,748 compared to $469,475 for the corresponding period of the previous year. The operating expenses were comprised primarily from consulting and professional fees for the development of our intellectual property and expenses related to being a public company. A significant portion of these fees were paid for with the issuance of restricted shares of common stock. During the three months ended September 30, 2016, 4,513,514 shares of common stock were issued for consulting services valued at $663,519 as compared to 1,270,000 shares of common stock being issued for consulting services valued at $1,270, during the corresponding period of the previous year.

Other Income (Expense)

Other income (expense) for the quarter ended September 30, 2016 was expense of $908,093 compared to expense of $811,162 for the quarter ended September 30, 2015. This change was due primarily to a change in valuation of our derivative liabilities and net of interest expense resulting from the amortization of the discounts on notes payable. In addition, we incurred a loss on extinguishment of debt of $42,507 for debt conversions and settlements during the quarter ended September 30, 2016 compared to a loss of $363,049 during the quarter ended September 30, 2015. We anticipate continued large fluctuations in other income (expense) as a result of quarterly re-evaluation of these derivative liabilities.

Nine months ended September 30, 2016 and 2015

	Nine Months Ended September 30,		Favorable
	2016	2015	(Unfavorable)%

Revenue	$-	$4,265	$(4,265)	-100.0%
Cost of revenue	-	2,162	2,162	100.0%
Gross profit	-	2,103	(2,103)	-100.0%

Operating expenses	4,778,109	1,317,070	3,461,039	262.8%

Loss from operations	(4,778,109)	(1,314,967)	(3,463,142)	-263.4%

Other income (expense)	202,268	(923,723)	1,125,991	121.9%

Net loss	$(4,575,841)	$(2,238,690)	$(2,337,151)	-104.4%

Revenues

We had no revenue for the nine months ended September 30, 2016 compared to $4,265 for the nine months ended September 30, 2015. We are in an early stage and our revenues will be small and null until a device or biological license receives FDA approval or international research licensing develops. The growth of our business is dependent on successfully raising additional capital to fund our growth.

Operating Expenses

Our operating expenses for the nine months ended September 30, 2016 were approximately $4,778,109 compared to $1,317,070 for the corresponding period of the previous year. The operating expenses were comprised primarily from consulting and professional fees for the development of our intellectual property and expenses related to being a public company. A significant portion of these fees were paid for with the issuance of restricted shares of common stock. During the nine months ended September 30, 2016, 9,346,760 shares of common stock were issued for consulting services valued at $2,291,373 as compared to 5,519,286 shares of common stock being issued for consulting services valued at $5,521, during the corresponding period of the previous year.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2016 was income of $202,268 compared to expense of $923,723 for the nine months ended September 30, 2015. This change was due primarily to a change in valuation of our derivative liabilities and net of interest expense resulting from the amortization of the discounts on notes payable. In addition, we incurred interest expense on the issuance of debt and a loss on extinguishment of debt for debt conversions and settlements during the nine months ended September 30, 2016 and 2015. We anticipate continued large fluctuations in other income (expense) as a result of quarterly re-evaluation of these derivative liabilities.

Liquidity and Capital Resources

	As of		Increase
	September 30, 2016	December 31, 2015	(Decrease)
Working Capital

Current assets	$244,675	$377,706	$(133,031)
Current liabilities	8,288,771	9,486,153	1,197,382
Working capital deficit	$(8,044,096)	$(9,108,447)	$1,064,351

Long-term debt	$494,613	$199,270	$295,343

Stockholders' deficit	$(8,518,928)	$(9,276,060)	$(757,132)

	Nine Months Ended September 30,		Increase
	2016	2015	(Decrease)
Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(1,794,684)	$(808,045)	$(986,639)
Investing activities	$-	$-	$-
Financing activities	$1,847,886	$834,536	$1,013,350

	As of		Increase
	September 30, 2016	December 31, 2015	(Decrease)
Balance Sheet Select Information

Cash	$94,675	$41,473	$53,202

Accounts payable and accrued expenses	$4,560,289	$3,990,185	$570,104

Since inception and through September 30, 2016, the Company has raised approximately $5.0 million in equity and debt transactions. These funds have been used to commence the operations of the Company to acquire and begin the development of its intellectual property portfolio. These activities include attending trade shows and corporate development. Our accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these condensed consolidated financial statements. The Company has incurred substantial losses since inception. Its current liabilities exceed its current assets and available cash is not sufficient to fund expected future operations. The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern. To reduce the risk of not being able to continue as a going concern, management is increasing the value of its intellectual property through regulatory approvals and obtaining additional patent rights and has initiated a private placement offering to raise capital through the sale of its common stock. Although, uncertainty exists as to whether the Company will be able generate enough cash from operations to fund the Company’s working capital needs or raise sufficient capital to meet the Company’s obligations as they become due, no adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty. Our cash on hand at September 30, 2016 was approximately $94,675. This will be insufficient to fund operations if additional capital is not raised. The Company raised an aggregate of approximately $2.2 million through the sale of equity and debt securities during the nine months ended September 30, 2016.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that as of September 30, 2016 our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended September 30, 2016. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Item 1A. Risk Factors.

We are a Smaller Reporting Company (as defined in Rule 12b-2 of the Exchange Act) and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Number of
Common Shares	Source of
Issued	Payment	Amount
4,513,514	Services	$663,518
4,200	Note extension	$588
2,006,666	Cash	$237,500
341,834	Conversion of notes	$48,787

The above issuances of securities during the three months ended September 30, 2016 were exempt from registration pursuant to Section 4(2), and/or Regulation D promulgated under the Securities Act. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

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

Dated: November 14, 2016	Endonovo Therapeutics, Inc.

	By:	/s/ Alan Collier
Alan Collier
Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

