Form 10-K
period 2016-12-31
ENDONOVO THERAPEUTICS, INC.
filed 2017-04-17
CIK 1528172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Securities registered under Section 12(g) of the Act: Common Stock, par value $0.0001

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting Common Stock held by non-affiliates, computed by reference to the price at which the voting Common Stock was sold as of the last business day of the Company’s most recently completed second fiscal quarter is $24,485,000.

As of April 13 2017, the registrant had 221,543,486 shares of its common stock, par value $0.0001 per share, outstanding.

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

PART I

Overview

Endonovo Therapeutics, Inc. and Subsidiaries (the “Company” or “ENDV” “we” “us” “our”) is primarily focused in the business of biomedical research and development, particularly in regenerative medicine, which has included the development of its proprietary square wave form device. The Company has historically been involved with intellectual property licensing, commercialization and debt portfolio management.

Our former debt portfolio management segment purchased defaulted, unsecured, consumer receivables in the secondary market and generated revenue through collections utilizing an outsourced collection network and through the strategic resale of portfolios. This segment acquired credit-card receivable portfolios at significant discounts to the total amounts owed by the debtors. Defaulted consumer receivable portfolios that include charged-off credit card receivables are accounts that have been written-off by the originators. We purchased defaulted consumer receivable portfolios from creditors and others through privately negotiated direct sales. Our results depended upon our ability to purchase and collect a sufficient volume of our consumer receivables to generate revenue that exceeded our costs.

Our intellectual property management and commercialization segment was operated through our wholly-owned subsidiary, IP Resources International, Inc. (“IPR”). IPR focused primarily on licensing various commercially desirable technologies and patents from companies that need operating capital or that need help commercializing their technology and sublicense such technology in designated territories. This segment acquires exclusive licenses for marketable technology normally without the payment of any upfront license fee to the licensor and thereafter, to sub-license the technology in the designated markets, including Asia, Europe, and Brazil. Our results depend upon our ability to locate available, licensable, and readily marketable technology, to negotiate favorable licenses for such technology, and to sub-license the technology in the designated markets at a sufficient level of volume in an effort to generate maximum revenues. Due to the history of our acquisitions, as set forth below, and management’s assessment of what has been the most promising of our technologies, we have determined to focus ourselves as a developer of biotechnology, particularly in regenerative medicine. We are in the development of a device utilizing a proprietary and patent pending square wave form technology and that is presently our primary focus.

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

As a result of the Agreement, the former shareholders of IPR, immediately post acquisition owned approximately 89% of the Company and its officers and directors constituted the majority of the officers and directors of the Company. Since the shareholders, officers and directors of IPR have control of the Company, the acquisitions constitutes a reverse acquisition, so IPR was the accounting acquirer and we were the accounting acquiree. For accounting purposes, IPR became the parent and we became a wholly owned subsidiary. For legal purposes, we are the legal parent and IPR is the legal subsidiary.

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

Acquisition of WeHealAnimals, Inc.

On November 16, 2013, the Company entered into an Acquisition Agreement (the “Acquisition Agreement”) with (i) WeHealAnimals ,Inc. (“WHA”) and (ii) the sole shareholder of WHA (the “Shareholder”) pursuant to which the Company acquired all of the outstanding shares of WHA in exchange for the issuance of 3,000 shares of our common stock, par value $0.0001 per share and $96,000 to the Shareholder (the “Share Exchange”). As a result of the Share Exchange, WHA became a wholly-owned subsidiary of the Company and all of the equity of WHA including its and its sole shareholder’s intellectual property became the property of the Company. This obligation was fully paid on December 15, 2015 through the issuance of 350,000 shares of stock to Mr. Rudd. WHA is a Nevada corporation with intellectual property in the fields of bio-technology including its biologics and time-varying electromagnetic frequencies with potential applications on people and animals that management believes can be developed to the benefit of the Company and its shareholders. WHA’s sole shareholder was formerly Chairman and Chief Scientist of Regenetech, Inc. Regenetech was acquired by a company that wanted its technology, biomolecules grown in microgravity, for use in cosmetics. WHA’s sole shareholder left Regenetech with exclusive rights to this proprietary square wave form technology and stem cell technologies, including the patents and patent applications relating thereto.

Other than in respect to the transaction, there is no material relationship between WHA’s sole stockholder and any of the Company’s affiliates, directors or officers.

Present Development Plans

We now are a biotechnology company developing bioelectronic devices and cell therapies for regenerative medicine. We are currently developing two platforms that utilize our core technologies, Time-Varying Electromagnetic Fields (TVEMF). Our Immunotronics platform is a non-implantable, non-invasive medical device that we are developing to target inflammatory conditions in vital organs. Our initial concentration is.to develop a therapeutic pipeline targeting vascular diseases and ischemia/reperfusion injuries, such as ischemic heart disease and peripheral vascular disease. Our second platform is Cytotronics, which uses our Time-Varying Electromagnetic Field (TVEMF) technology for the creation of cell-based therapies. Our initial concentration is on the development of a cell-based treatment for Graft-Versus-Host Disease.

Immunotronics Platform:

Our Immunotronics platform uses Time-Varying Electromagnetic Field (TVEMF) technology to create a non-implantable, non-invasive medical device. These bioelectronics devices are also commonly referred to as “electroceuticals.”

These products are part of an emerging field termed “Bioelectronic Medicine,” that seeks to harness electrical signals in nerves and cells to alter the course of diseases and conditions. Whereas our competitors are primarily using implantable electrical nerve stimulators, we are developing devices that are not implantable and use electromagnetic pulses to deliver electrical stimulation to cells and tissues.

We are developing these bioelectronic devices for the treatment of inflammatory conditions in tissues and vital organs with a concentration on vascular diseases and ischemia/reperfusion injuries. We are currently conducting pre-clinical studies to assess the therapeutic potential of our Immunotronics platform in the treatment and prevention of heart failure following myocardial infarction.

Cytotronics Platform:

Our Cytotronics platform uses our Time-Varying Electromagnetic Field (TVEMF) technology to expand and enhance the biological properties of stem cells for the creation of cell based therapies. Our platform builds upon the original work conducted at the National Aeronautics and Space Administration (NASA) using TVEMF technology for the expansion of stem cells and expands this work to the development of electromagnetically-enhanced cell based therapies. Our initial concentration is on the development of our proprietary cell therapy that is created using the co-culture of stem cells from the human umbilical cord with adipose-derived stem cells to create a cell mixture that displays neither class I nor class II cell-surface major histocompatibility markers (MHC -/-) and can be administered without a tissue match. We are initially seeking to develop this cell therapy for the treatment of Graft-Versus-Host Disease. We are currently conducting pre-clinical testing at a research university in Italy to assess the ability to enhance the properties of stem cells using our Cytotronics technology.

Graft-Versus-Host Disease:

Graft-Versus-Host Disease (GVHD) is a complication that can occur following a stem cell, bone marrow or tissue transplant. In GVHD, the newly transplanted donor cells attack the transplant recipient’s body. GVHD does not occur when a patient receives his/her own cells during a transplant. Therefore, GVHD is associated with allogeneic transplants, requiring that tissue and cells from possible donors be checked to see how closely they match the person having the transplant. GVHD is less likely to occur, or the symptoms milder, when the tissue match is closer. GVHD is a very rare condition that affects fewer than 20,000 persons in the US per year.

Intellectual Property:

We will continue to seek to strengthen our portfolio of intellectual property by filing additional patents around uses of our core technologies, such as Time-Varying Electromagnetic Fields (TVEMF). We will continue to develop applications of our technologies that we may license out to our competitors in the drug/pharmaceutical and life sciences industry. To date, we have filed seven patent applications in the U.S. through the U.S. Patent and Trademark Office (USPTO) and four international patent applications in the E.U., China, South Korea and Japan covering our Time-Varying Electromagnetic Field (TVEMF) technology, the production of biomolecules, the creation of an allogeneic mesenchymal stem cell product a treatment for chemical and radiation injuries, production of stem cell secretome and a method of treating tissues and organs using our TVEMF technology. To date, we have been granted one U.S. Patent (U.S. Patent No. 9,410,143) issued on August 9, 2016 covering the production of human biomolecules using our TVEMF technology.

Our business strategy is aimed at building value by positioning each of our technologies and therapies to treat specific diseases that lack effective treatment or whose current standard of treatment involves invasive procedures and/or potentially harmful side effects. We anticipate updating and refining the business strategy as new medical and/or clinical advancements are made as a result of extensive research and development. In general, the component functions of the business model are to:

●	Internationally license stem cell expansion technologies;

●	License technologies for the production of biomolecules;

●	Develop medical indications for our Immunotronics device;

●	Develop other non-invasive, medical technologies;

●	Develop cell-based therapies for distribution and use;

●	Conduct pre-clinical and clinical human studies for FDA Approval of our medical devices and cell therapies;

●	Acquire subsidiaries under the parent company, Endonovo Therapeutics, to assist in the development and distribution of medical technologies;

●	Incrementally invest, market, and refine acquired and developed medical technologies and therapies.

Biotechnology Licensing

We will seek revenue by licensing certain technologies developed by WHA for the expansion of stem cells, which we believe will allow both researchers and for-profit companies to grow difficult to expand stem cells, including hematopoietic stem cells. Furthermore, we will seek to license certain technologies for the production of biomolecules for research purposes and for the development of biologics. Licensing is a particularly attractive opportunity for the Company because of the few costs associated with signing licensing agreements. By licensing WHA’s technologies, a net profit margin of 80% to 90% maybe achievable. However, we cannot give any assurance that we will be able to enter any profitable licenses and the entry into any license may require that we first receive FDA approval for our products.

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

Bioelectronic Medicine

The bioelectronic medicine industry is a rapidly expanding segment that seeks to harness electrical signals in nerves and cells to alter the course of diseases and conditions. These technologies seek to stimulate what is known as the inflammatory reflex, a phenomenon where the nervous system sends signals to tissues and organs to suppress inflammation. It is widely believed that these signals send by the nervous system are electrical impulses.

Currently a significant portion of the bioelectronic medicine market is concentrated on the development of implantable neurostimulators, such as vagus nerve stimulators. The bioelectronic medicine market is being driven by innovations and management expects it to grow significantly as new therapies are brought to market. The global electroceuticals/bioelectric medicine market is expected to reach USD 25.20 billion by 2021 from USD 17.20 billion in 2016, growing at a CAGR of 7.9% from 2016 to 2021, according to MarketsandMarkets.

Cell Therapy Market

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

Competition

The biotech and regenerative therapy industries are capital intensive and highly competitive and many of our competitors have far greater assets than we have presently and will have even if all of the funding possibly available to us under the EPA is realized. We will seek to compete by establishing the uniqueness, efficacy and other advantages of the TVEMF device and the therapies based upon it.

Our competitors in the cell therapy market segment have years of research into their products including human clinical data, access to government sponsored research and grants and have more capital at their disposal.

Furthermore, our treatment for Graft-Versus-Host Disease may be limited by the FDA Approval of a competing cell therapy under the Orphan Drug Act of 1983, which grants 7-year market exclusivity to a product approved for an rare disease. This would require us to demonstrate that our cell therapy is therapeutically superior, when compared to the present drug indicated for the rare disease of interest. Therefore, the FDA approval of a competing drug and/or cell therapy for the treatment of Graft-Versus-Host Disease would greatly limit the Company’s ability to pursue this indication. There are currently many competitors seeking to develop drugs or cell therapies for the treatment of GVHD at various stages of development from pre-clinical to Phase III clinical trials.

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

	Closing Price
	High	Low

Year Ended December, 2015
First Quarter	$1.25	$1.05
Second Quarter	$1.10	$0.51
Third Quarter	$0.66	$0.07
Fourth Quarter	$0.80	0.06

Year Ended December, 2016
First Quarter	$0.74	$0.26
Second Quarter	$0.81	$0.13
Third Quarter	$0.22	$0.13
Fourth Quarter	$0.14	0.05

Approximate Number of Equity Security Holders

As of April 13, 2017, there were approximately 339 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information and financial data discussed below is derived from the audited financial statements of the Company for its fiscal year ended December 31, 2016. The audited financial statements were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes contained elsewhere in this 10-K. The financial statements contained elsewhere in this 10-K fully represent the Company’s financial condition and operations; however, they are not indicative of the Company’s future performance. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this 10-K.

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

The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer and accepted by the customer as completed pursuant to Company’s Licensing Agreements, (iii) collectability is reasonably assured. The Company has yet to realize any revenues from its licensing agreements. We had no revenue for the fiscal year ended December 31, 2016

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued FASB ASU2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. FASB ASU 2014-15 changes to the disclosure of uncertainties about an entity’s ability to continue as a going concern. These changes require an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that financial statements are issued. Substantial doubt is defined as an indication that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that financial statements are issued. If management has concluded that substantial doubt exists, then the following disclosures should be made in the financial statements: (i) principal conditions or events that raised the substantial doubt, (ii) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, (iii) management’s plans that alleviated the initial substantial doubt or, if substantial doubt was not alleviated, management’s plans that are intended to at least mitigate the conditions or events that raise substantial doubt, and (iv) if the latter in (iii) is disclosed, an explicit statement that there is substantial doubt about the entity’s ability to continue as a going concern. These changes became effective for the Company for the 2016 annual period. Management has evaluated the impact of the adoption of these changes and has determined there will be no material impact on the consolidated financial statements. Subsequent to adoption, this guidance will need to be applied by management at the end of each annual period and interim period therein to determine what, if any, impact there will be on the consolidated financial statements in a given reporting period.

In April 2015, the FASB issued ASU No 2015-3, Simplifying the Presentation of Debt Issuance Costs. This update changes the presentation of debt issuance costs in the balance sheet. ASU 2015-03 requires debt issuance costs related to a recognized debt obligation to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than being presented as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”. This ASU clarified guidance in ASC 2015-03 stating that the SEC staff would not object to a company presenting debt issuance costs related to a line-of-credit arrangement on the balance sheet as a deferred asset, regardless of whether there were any outstanding borrowings at period-end. This update is effective for annual and interim periods beginning after December 15, 2015, which required us to adopt these provisions in the first quarter of 2016. This update was applied on a retrospective basis, wherein the balance sheet of each period presented was adjusted to reflect the effects of applying the new guidance. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU No 2015-17, Income Taxes (Topic 740). The amendments in ASU 2015-17 change the requirements for the classification of deferred taxes on the balance sheet. Currently, GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The pronouncement is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company has early adopted this pronouncement for the fiscal reporting period ended December 31, 2016, and has reclassified the presentation of deferred income taxes in the prior period to conform with the current year classification in the consolidated balance sheets. As a result of the Company having recognized a valuation reserve for the entire deferred tax liability balance at December 31, 2015 and 2015, there is no impact of the presentation of deferred income taxes in our financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in “Leases (Topic 840)” and generally requires all leases to be recognized in the consolidated balance sheet. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

Results of Operations

Results of Operations Year Ended December 31, 2016 vs. Year Ended December 31, 2015

	Year Ended December 31,		Favorable
	2016	2015	(Unfavorable)%

Revenue	$-	$4,265	$(4,265)	NM
Cost of revenue	-	2,162	2,162	NM
Gross profit	-	2,103	(2,103)	NM

Operating expenses	5,410,923	2,566,764	2,844,159	110.8%

Loss from operations	(5,410,923)	(2,564,661)	(2,846,266)	-111.0%

Other income (expense)	95,251	(4,201,075)	4,296,326	NM

Net loss	$(5,315,672)	$(6,765,736)	$1,450,064	21.4%

Revenues

We had no revenue for the fiscal year ended December 31, 2016. Our net revenue was $4,265 for the fiscal year ended December 31, 2015. We are in an early stage and our revenues will be small and erratic until a device or biological license receives FDA approval or international research licensing develops. The growth of our business is dependent on successfully raising additional capital to fund our growth.

Operating Expenses

Our operating expenses for 2016 were approximately $5,411,000 compared to $2,567,000 for 2015. The operating expenses were comprised primarily of consulting and professional fees for the development of our intellectual property, research and development and expenses related to being a public company.

Depreciation

We incur depreciation expense for costs related to our assets, including our information technology and software. Our depreciation increased to $15,833 in 2016 from $14,773 in 2015. There were no significant equipment purchases or sales during 2016.

Other Income (Expense)

Our Other Income (Expense) was income of approximately $95,000 in 2016 compared to expense of $4,201,000 in 2015. The income in 2016 and the expense in 2015 was primarily the result of changes in our financings and re-valuations to reflect liability accounting for convertible debt issued with variable conversion rates.

Liquidity and Capital Resources

	As of December 31,		Increase
	2016	2015	(Decrease)
Working Capital

Current assets	$302,854	$377,706	$(74,852)
Current liabilities	8,721,324	9,486,153	(764,829)
Working capital deficit	$(8,418,470)	$(9,108,447)	$(689,977)

Long-term debt	$159,221	$199,270	$(40,049)

Stockholders' deficit	$(8,561,866)	$(9,276,060)	$(714,194)

	For Year Ended December 31,		Increase
	2016	2015	(Decrease)
Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(2,462,334)	$(1,019,334)	$1,443,000
Investing activities	$-	$(3,829)	$(3,829)
Financing activities	$2,476,394	$1,063,648	$1,412,746

	As of December 31,		Increase
	2016	2015	(Decrease)
Balance Sheet Select Information

Cash	$55,533	$41,473	$14,060

Accounts payable and accrued expenses	$4,738,333	$3,990,185	$748,148

Since inception and through December 31, 2016, the Company has raised approximately $5.5 million in equity and debt transactions. These funds have been used to advance the operations of the Company, build its bio-medical platform, patent work & general corporate development. Our accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these consolidated financial statements. However, the Company has incurred substantial losses. Our current liabilities exceed our current assets and available cash is not sufficient to fund the expected future operation. The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern. To reduce the risk of not being able to continue as a going concern, management has initiated a private placement offering to raise capital through the sale of its common stock and has engaged a broker/dealer to raise additional capital.. Although, uncertainty exists as to whether the Company will be able generate enough cash from operations to fund the Company’s working capital needs or raise sufficient capital to meet the Company’s obligations as they become due, no adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty. Our cash on hand at December 31, 2016 was approximately $56,000. This will not be sufficient to fund operations if additional capital is not raised. The Company raised an aggregate of $852,784 through the sale of equity and debt securities since December 31, 2016 through the date of this report.

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

Unregistered Sales of Equity Securities

During the quarter ended December 31, 2016, we issued the following unregistered equity securities:

Number of
Common Shares	Source of
Issued	Payment	Amount
542,000	Services	$73,598
5,849,832	Note conversion	$442,997
2,500	Note extension	$298
3,175,434	Cash	$180,000

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

EDONOVO THERAPEUTICS, INC.

AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Endonovo Therapeutics, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Endonovo Therapeutics, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Endonovo Therapeutics, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring net losses and has a working capital deficit at December 31, 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rose, Snyder & Jacobs LLP

Encino, California

April 12, 2017

Endonovo Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31,

	2016	2015
ASSETS
Current assets:
Cash	$55,533	$41,473
Prepaid expenses and other current assets	247,321	336,233
Total current assets	302,854	377,706

Property Plant and Equipment, net	15,825	31,657

Total assets	$318,679	$409,363

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$4,727,247	$3,990,185
Short term advances	5,823	3,605
Notes payable, net of discounts of $1,145,849 as of December 31, 2016 and $321,961 as of December 31, 2015	1,878,107	1,261,790
Notes payable - related parties	170,000	245,000
Derivative liability	1,927,752	3,973,542
Current portion of long term loan	12,395	12,031

Total current liabilities	8,721,324	9,486,153

Notes payable, net of discounts of $0 as of December 31, 2016 and $477,346 as of December 31, 2015	-	27,654
Long term loan	4,221	16,616
Acquisition payable	155,000	155,000
Total liabilities	8,880,545	9,685,423
COMMITMENTS AND CONTINGENCIES
Shareholders' deficit
Super AA super voting preferred stock, $0.0001 par value; 1,000,000 authorized and 1,000 issued and outstanding	-	-
Common stock, $.0001 par value; 250,000,000 shares authorized; 134,336,637 and 104,803,401 shares issued and outstanding as of December 31, 2016 and December 31, 2015	13,434	10,479
Additional paid-in capital	9,800,553	3,773,642
Stock subscriptions	(1,570)	(1,570)
Accumulated deficit	(18,374,283)	(13,058,611)
Total shareholders' deficit	(8,561,866)	(9,276,060)
Total liabilities and shareholders’ deficit	$318,679	$409,363

See accompanying summary of accounting polices and notes to consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31,

	2016	2015

Revenues, net	$-	$4,265
Cost of goods sold	-	2,162
Gross profit	-	2,103

Operating expenses	5,410,923	2,566,764
Loss from operations	(5,410,923)	(2,564,661)

Other income (expense)

Change in fair value of derivative liability	2,853,291	(2,531,477)
Gain on settlement of debt	124,888	-
Loss on extinguishment of debt	(488,149)	(127,674)
Interest expense, net	(2,394,779)	(1,541,924)
Total other income (expense)	95,251	(4,201,075)

Loss before income taxes	(5,315,672)	(6,765,736)

Provision for income taxes	-	-

Net loss	$(5,315,672)	$(6,765,736)

Basic and diluted loss per share	$(0.05)	$(0.07)
Weighted average common share outstanding:
Basic and diluted	117,405,894	96,844,533

See accompanying summary of accounting polices and notes to consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Consolidated Statement of Stockholders Deficit

For the Years Ended December 31, 2016 and 2015

						Common
	Series AA Preferred Stock		Common Stock		Additional Paid-in	Stock Subscription	Retained	Total Shareholder's
	Shares	Amount	Shares	Amount	Capital	Receivable	Earnings	Deficit

Balance December 31, 2014	1,000	$-	81,425,957	$8,143	$1,593,297	$(1,570)	$(6,292,875)	$(4,693,005)

Shares issued for cash	-	-	752,566	74	139,017	-	-	139,091
Shares issued for services	-	-	6,519,286	652	728,098	-	-	728,750
Shares issued with notes payable	-	-	1,855,000	185	223,366	-	-	223,551
Shares issued on extension of notes payable	-	-	800,000	80	61,670	-	-	61,750
Shares issued for conversion of notes payable and accrued interest	-	-	13,450,592	1,345	1,028,194	-	-	1,029,539
Net loss for year ended December 31, 2015	-	-	-	-	-	-	(6,765,736)	(6,765,736)
Balance December 31, 2015	1,000	-	104,803,401	10,479	$3,773,642	(1,570)	(13,058,611)	(9,276,060)

Shares issued for cash	-	-	566,327	57	107,022	-	-	107,079
Units issued for cash-			7,968,721	797	1,127,953			1,128,750
Shares issued for services	-	-	9,888,760	990	2,363,981	-	-	2,364,971
Shares issued with notes payable	-	-	140,000	14	11,066	-	-	11,080
Shares issued on extension of notes payable	-	-	266,617	27	111,634	-	-	111,661
Shares issued for conversion of notes payable and accrued interest	-	-	9,476,582	947	1,956,770	-	-	1,957,717
Units issued for conversion of notes payable and accrued interest			1,226,229	123	308,345			308,608
Value of warrants issued with note payable	-	-	-	-	40,000	-	-	40,000
Net loss for year ended December 31, 2016	-	-	-	-	-	-	(5,315,672)	(5,315,672)
Balance December 31, 2016	1,000	$-	134,336,637	$13,434	$9,800,553	$(1,570)	$(18,374,283)	$(8,561,866)

See accompanying summary of accounting polices and notes to consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31,

	2016	2015
Operating activities:
Net loss	$(5,315,672)	$(6,765,736)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	15,833	14,773
Fair value of notes issued for services	-	66,667
Fair value of equity issued for services	2,364,971	728,749
Non-cash interest	2,345,699	1,374,487
Change in fair value of derivative liability	(2,853,291)	2,531,477
Loss on extinguishment of liabilities	488,149	127,674
Gain on settlement of debt	(124,888)	-
Changes in assets and liabilities:
Prepaid expenses and other current assets	86,012	2,000
Accounts payable and accrued expenses	530,853	900,575
Net cash used in operating activities	(2,462,334)	(1,019,334)

Investing activities:
Purchase of property and equipment	-	(3,829)
Net cash used in investing activities	-	(3,829)

Financing activities:
Proceeds from the issuance of notes payable	1,491,778	1,036,200
Proceeds from issuance of notes payable- related parties	-	50,000
Proceeds from short term advances	12,618	100,755
Repayments on short term advances	(10,300)	(100,950)
Proceeds from issuance of common stock	1,235,829	139,092
Payment on notes payable	(166,500)	(138,000)
Payment on notes payable- related parties	(75,000)	-
Payment on interest payable	-	(11,773)
Payment against long term loan	(12,031)	(11,676)
Net cash provided by financing activities	2,476,394	1,063,648

Net increase in cash	14,060	40,485
Cash, beginning of year	41,473	988
Cash, end of year	$55,533	$41,473

Supplemental disclosure of cash flow information:
Cash paid for interest	$27,088	$11,773
Cash paid for income taxes	$-	$500

Non Cash Investing and Financing Activities:
Conversion of notes payable and accrued interest to common stock	$711,098	$544,538
Settlement of notes payable and accrued interest	$61,600	$-
Notes payable issued for services	$100,000	$-
Accrued interest converted to notes payable	$18,448	$-

See accompanying summary of accounting polices and notes to consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

Note 1 - Nature of Business and Summary of Significant Accounting Policies

Endonovo Therapeutics, Inc. and Subsidiaries (the “Company” or “ETI”) is primarily focused in the business of biomedical research and development, particularly in regenerative medicine, which has included the development of the proprietary square wave form device. The Company has historically been involved with intellectual property licensing and commercialization and debt portfolio management..

On January 22, 2014 Hanover Portfolio Acquisitions, Inc. (the “Company”) received written consents in lieu of a meeting of stockholders from holders of a majority of the shares of Common Stock representing in excess of 50% of the total issued and outstanding voting power of the Company approving an amendment to the Company’s Certificate of Incorporation to change the name of the Company from “Hanover Portfolio Acquisitions, Inc.” to “Endonovo Therapeutics, Inc.” The name change was affected pursuant to a Certificate of Amendment (the “Certificate of Amendment”), filed with the Secretary of State of Delaware on January 24, 2014.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company include the accounts of ETI, IP Resources International, Inc., Aviva Companies Corporation, and WeHealAnimals, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.

Going Concern

These accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for a period following the date of these consolidated financial statements. The Company has recurring net losses and working capital deficits. The Company has raised approximately $2.7 million in debt and equity financing for the year ended December 31, 2016. The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty. To reduce the risk of not being able to continue as a going concern, management has implemented its business plan to materialize revenues from potential, future, license agreements, has initiated a private placement offering to raise capital through the sale of its common stock, has engaged a broker/dealer to raise additional capital and is seeking out profitable companies.

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

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents. Cash is deposited with what we believe are highly credited, quality institutions. The deposited cash may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. At December 31, 2016, cash and cash equivalents did not exceed FDIC limits.

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

Revenue Recognition

The Company recognizes revenue from its technology licensing and commercialization activities in accordance with paragraph 605-10-S99-1 of the FASB Accounting Standards Codification (“ASC”) for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned.

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

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Net Income (Loss) per Share

Basic net income (loss) per share is calculated based on the net income (loss) attributable to common shareholders divided by the weighted average number of shares outstanding for the period excluding any dilutive effects of options, warrants, unvested share awards and convertible securities. Diluted net income (loss) per common share assumes the conversion of all dilutive securities using the if-converted method, and assumes the exercise or vesting of other dilutive securities, such as options, warrants and restricted stock using the treasury stock method, when dilutive. For the year ended December 31, 2016, the Company had 11,978,455 of weighted-average common shares relating to the convertible debt, under the if-converted method, however, these shares are not dilutive because the Company recorded a loss during the fiscal year.

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

The Company’s balance sheet contains derivative liability that is recorded at fair value on a recurring basis. The three-level valuation hierarchy for disclosure of fair value is as follows:

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

The following table presents changes in the liabilities with significant unobservable inputs (Level 3) for the years ended December 31, 2016 and 2015:

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	Fair Value Measurements at December 31, 2016 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Derivative liability	$-	$-	$1,927,752	$1,927,752
Total	$-	$-	$1,927,752	$1,927,752

	Fair Value Measurements at December 31, 2015 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Derivative liability	$-	$-	$3,973,542	$3,973,542
Total	$-	$-	$3,973,542	$3,973,542

The following table presents changes in the liabilities with significant unobservable inputs (Level 3) for the years ended December 31, 2016 and 2015:

Derivative
Liability
Balance December 31, 2014	$-

Issuance of convertible debt	1,922,121
Settlements by debt extinguishment	(480,056)
Change in estimated fair value	2,531,477

Balance December 31, 2015	3,973,542

Issuance of convertible debt	2,525,515
Settlements by debt extinguishment	(1,718,013)
Change in estimated fair value	(2,853,292)

Balance December 31, 2016	$1,927,752

Derivative Liability

The Company issued Variable Debentures during the years ended December 31, 2016 and 2015, which contained variable conversion rates based on unknown future prices of the Company’s common stock. This resulted in a derivative liability. The Company measures the derivative liability using the Black-Scholes option valuation model using the following assumptions:

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

For Year Ending December 31,
	2016	2015

Expected term	1 year - 2 years	9 months - 3 years
Exercise price	$0.0113-$0.81	$0.03-$0.52
Expected volatility	176%-276%	159%-242%
Expected dividends	None	None
Risk-free interest rate	0.45%-1.06%	0.25%-1.06%
Forfeitures	None	None

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

Recent Accounting Standard Updates

In August 2014, the FASB issued FASB ASU2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. FASB ASU 2014-15 changes to the disclosure of uncertainties about an entity’s ability to continue as a going concern. These changes require an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that financial statements are issued. Substantial doubt is defined as an indication that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that financial statements are issued. If management has concluded that substantial doubt exists, then the following disclosures should be made in the financial statements: (i) principal conditions or events that raised the substantial doubt, (ii) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, (iii) management’s plans that alleviated the initial substantial doubt or, if substantial doubt was not alleviated, management’s plans that are intended to at least mitigate the conditions or events that raise substantial doubt, and (iv) if the latter in (iii) is disclosed, an explicit statement that there is substantial doubt about the entity’s ability to continue as a going concern. These changes became effective for the Company for the 2016 annual period. Management has evaluated the impact of the adoption of these changes and has determined there will be no material impact on the consolidated financial statements. This guidance will need to be applied by management at the end of each annual period and interim period therein to determine what, if any, impact there will be on the consolidated financial statements in a given reporting period.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

In April 2015, the FASB issued ASU No 2015-3, Simplifying the Presentation of Debt Issuance Costs. This update changes the presentation of debt issuance costs in the balance sheet. ASU 2015-03 requires debt issuance costs related to a recognized debt obligation to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than being presented as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”. This ASU clarified guidance in ASC 2015-03 stating that the SEC staff would not object to a company presenting debt issuance costs related to a line-of-credit arrangement on the balance sheet as a deferred asset, regardless of whether there were any outstanding borrowings at period-end. This update is effective for annual and interim periods beginning after December 15, 2015, which required us to adopt these provisions in the first quarter of 2016. This update was applied on a retrospective basis, wherein the balance sheet of each period presented was adjusted to reflect the effects of applying the new guidance. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU No 2015-17, Income Taxes (Topic 740). The amendments in ASU 2015-17 change the requirements for the classification of deferred taxes on the balance sheet. Currently, GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The pronouncement is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company has early adopted this pronouncement for the fiscal reporting period ended December 31, 2016, and has reclassified the presentation of deferred income taxes in the prior period to conform with the current year classification in the consolidated balance sheets. As a result of the Company having recognized a valuation reserve for the entire deferred tax liability balance at December 31, 2016 and 2015, there is no impact of the presentation of deferred income taxes in our financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in “Leases (Topic 840)” and generally requires all leases to be recognized in the consolidated balance sheet. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

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

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

American Cryostem Corp.

Effective January 27, 2012, IPR entered into a License Agreement with American Cryostem Corp. (“ACSC”) to acquire the rights to and to distribute certain intellectual property in China and Brazil. The term of the License Agreement shall be for one year. The term shall automatically renew for an additional one-year term unless either party notifies the other that it does not desire to renew the License Agreement. Under the License Agreement, any distributer or sub-licensee, engaged by IPR, must pay 25% of its quarterly gross revenue which shall be split 50/50 between IPR and ACSC. In the event that IPR receives any upfront license fee from a sub-licensee, IPR is required to pay to ACSC 50% of that upfront license fee. Under the terms of the agreement, IPR was not required to pay an upfront license fee.

Note 3 - Property and Equipment

The following is a summary of equipment, at cost, less accumulated depreciation at December 31, 2016 and 2015:

	As of December 31,
	2016	2015

Autos	$64,458	$64,458
Medical equipment	5,000	5,000
Other equipment	8,774	8,774
	78,232	78,232
Less accumulated depreciation	62,407	46,575
	$15,825	$31,657

Depreciation expense for the years ended December 31, 2016 and 2015 was $15,833 and $14,773, respectively. Repairs and maintenance are charged to expense as incurred while improvements are capitalized. Upon the sale, retirement or disposal of fixed assets, the accounts are relieved of the cost and the related accumulated depreciation with any gain or loss recorded to the consolidated statements of operations.

Note 4 - Notes payable and Long Term Loan

Notes Payable

In October 2013, the Company initiated a private placement for up to $500,000 of financing by the issuance of notes payable at a minimum of $25,000, one unit. The notes bear interest at 10% per annum and are due and payable with accrued interest one year from issuance. Also, the Company agreed to issue 125,000 shares of its common stock for each unit. In July 2014, the Company initiated a private placement for up to $500,000 of financing by the issuance of notes payable at a minimum of $25,000, one unit. The notes bear interest at 10% per annum and are due and payable with accrued interest one year from issuance. Also, the Company agreed to issue 50,000 shares of its common stock for each unit. In October 2014, the Company initiated a private placement for up to $500,000 of financing by the issuance of notes payable at a minimum of $25,000, one unit. The notes bear interest at 10% per annum and are due and payable with accrued interest one year from issuance. Also, the Company agreed to issue 50,000 shares of its common stock for each unit. In August 2015, the Company initiated a private placement for up to $500,000 of financing by the issuance of notes payable at a minimum of $25,000, one unit. The notes bear interest at 10% per annum and are due and payable with accrued interest one year from issuance. Also, the Company agreed to issue 100,000 shares of its common stock for each unit. At issuance of each private placement note payable agreement, the Company records a discount at the greater of the principal balance of the note payable or the fair value of the common stock issued in connection with the note. The discount is amortized over the life of each note, one year. During the year ended December 31, 2016, the Company did not issue notes in connection with these private placements. During the year ended December 31, 2015, the Company issued promissory notes for an aggregate principal of approximately $615,000, and recorded discounts amounting to $223,551 in connection with these. As of December 31, 2016, notes payable outstanding under these private placements are $1,075,500. Of this amount, $1,065,000 of the outstanding balance on these notes are past maturity.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

During the years ended December 31, 2016 and 2015, the Company issued ten and twelve, respectively, Convertible Debentures (“Variable Debentures”) for cash of $1,1421,778 and $921,250 with original terms of 9 months to 3 years and interest rates ranging from 6% to 10% and add on interest of 10% which contain variable conversion rates with a discount ranging from 25% to 53% of the Company’s common stock based on the terms included in the Variable Debentures. Certain of the Variable Debentures contain prepayment options which enable the Company to prepay the notes for periods of 0-180 days subsequent to issuance at premiums ranging from 120% to145%. The Company recorded a derivative liability as a result of the conversion feature. The derivative liability was allocated between a note discount, up to the value of the Variable Debenture, and interest expense for the excess, and the note discount is being amortized over the life of the Variable Debenture. During the years ended December 31, 2016 and 2015, the Company recorded $1,723,471 and $859,071, respectively, in discounts on these Variable Debentures. As of December 31, 2016, the Variable Debentures outstanding have a balance due of $1,888,456. Of this amount outstanding, $66,000 of the Variable Debentures were past maturity.

During the year ended December 31, 2016, the Company entered into $70,000 in 2 notes payable with an unrelated party and issued 140,000 shares in connection with these notes. The notes bear interest at 10% per year and mature in May 2017. At December 31, 2016, $60,000 remained outstanding on this note.

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

As of December 31, 2016, the Company had notes payable to related parties amounting to $170,000. Refer to Note 6 – Related Party Transactions.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	As of December 31,
	2016	2015

Notes payable at beginning of period	$2,333,751	$1,377,416
Notes payable issued	1,776,895	1,586,250
Default interest added to note payable	62,500	-
Settlements on note payable	(55,000)	-
Repayments of notes payable in cash	(241,500)	(138,000)
Less amounts converted to stock	(682,690)	(491,915)
Notes payable at end of period	3,193,956	2,333,751
Less debt discount	(1,145,849)	(799,307)
	$2,048,107	$1,534,444

Notes payable issued to related parties	$170,000	$245,000
Notes payable issued to non-related parties	$1,878,107	$1,289,444

The maturity dates on the notes payable are as follows:

Twelve months ending,	Non-related parties	Related parties	Total
December 31, 2017	3,023,956	170,000	3,193,956
Total	$3,023,956	$170,000	$3,193,956

Long Term Loan

The Company has financed the purchase of an automobile. The maturity dates on the loan are as follows:

Twelve months ending,
December 31, 2017	$12,395
December 31, 2018	$4,221
$16,616

Current portion	$12,395
Long term portion	$4,221

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

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Effective Interest Rate

During the year ended December 31, 2016 and 2015, the Company’s effective interest rate was 89% and 83%, respectively.

Note 5 - Shareholders’ Deficit

Common Stock

The Company has entered into consulting agreements with various consultants for service to be provided to the Company. The agreements stipulate a monthly fee and a certain number of shares that the consultant vests in over the term of the contract. The consultant is issued a prorated number of shares of common stock at the beginning of the contract, which the consultant earns over a three-month period. At the anniversary of each quarter, the consultant is issued a new allotment of common stock during the first 3 years of engagement. In accordance with ASC 505-50 – Equity-Based Payment to Non-Employees, the common stock shares issued to the consultant are valued upon their vesting, with interim estimates of value as appropriate during the vesting period. During the year ended December 31, 2016, the Company issued 2,775,000 shares of common stock with a value of $953,250 related to these consulting agreements.

During the year ended December 31, 2016, the Company also issued 7,113,760 shares of common stock with a value of $1,411,722 for additional services and fees.

During the year ended December 31, 2016, the Company issued pursuant to a private placement offering 9,194,940 shares of common stock and the same number of warrants for cash of $1,128,750 and conversion of notes and accrued interest in the amount of $308,608. The Company also issued 566,327 shares of common stock for cash of $107,079 and 9,476,582 shares of common stock for the conversion of notes and accrued interest in the amount of $1,957,717.

Also, during the year ended December 31, 2016, the Company issued 266,617 shares of common stock valued at $111,661 related to the extension of outstanding notes and lock-up agreements and 140,000 shares valued at $11, 080 were issued in connection with $70,000 notes payable.

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

Through the six months ended June 30, 2015, the Company revalued the shares based on low trading volume to $0.001. The fair value of stock issued for services and as for non-cash consideration starting on July 1, 2015 was based on the market price of the stock on the date of grant since significant trading started at that time.

Warrants

During the year ended December 31, 2016, in conjunction with the sale of Common Stock, the Company issued five-year common stock purchase warrants to acquire up to 9,194,940 shares of common stock with exercise prices ranging from $0.0825 to $0.90 per share.

In March 2016, the Company issued a two-year common stock purchase warrant exercisable into up to 300,000 shares of common stock with an exercise price of $0.81 for services provided by a consultant. The value of these warrants was recorded as non-cash expense in an amount of $40,000 using the Black Sholes Option pricing method.

The Variable Debentures issued by the Company each have a provision requiring the Company to reserve a variable amount of shares of common stock for when the holder of the Variable Debenture converts.  As of December 31, 2016, the Company has reserved approximately 94,870,000 of common shares related to the outstanding debentures.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A summary of the status of the warrants granted under these agreements at December 31, 2016, and changes during the year then ended is presented below:

	Warrants
		Weighted
		Average
		Exercise
	Shares	Price

Outstanding, December 31, 2015	-	$-

Granted	9,494,940	$0.328
Expired	-	$-
Exercised	-	$-
Outstanding, December 31, 2016	9,494,940	$0.328

Exercisable, December 31, 2016	9,494,940	$0.328

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

Warrants

$0.0825-0.1695	3,342,963	4.89	$0.116	3,342,963	$0.116
$0.195-0.30	2,962,114	4.57	$0.232	2,962,114	$0.232
$0.452-0.5775	652,489	4.14	$0.529	652,489	$0.529
$0.5805-0.6525	1,597,314	4.24	$0.603	1,597,314	$0.603
$0.6735-0.90	940,060	4.26	$0.773	940,060	$0.773
	9,494,940	4.57	$0.328	9,494,940	$0.328

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Each holder of outstanding shares of Series AA Super Voting Preferred Stock shall be entitled to one hundred thousand (100,000) votes for each share of Series AA Super Voting Preferred Stock held on the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company. As of December 31, 2016, there were 1,000 shares of Series AA Preferred stock outstanding.

Note 6 – Related Party Transactions

Two executive officers and the operations manager of the Company have agreed to defer their compensation until cash flow improves. As of December 31, 2016, the balance of their deferred compensation is approximately $1,861,327.

From time-to-time officers and the operations manager of the Company advance monies to the Company to cover costs. During the year ended December 31, 2016, officers advanced $12,618 of funds to the Company of which $10,300 were repaid during the year. The balance of short-term advances due to two officers and executives of the Company at December 31, 2016 is $5,823.

During the year ended December 31, 2015, an officer and executive of the Company entered into a note payable agreement for $50,000, and the principal and interest of a $96,000 note payable to another related party was converted into 350,000 shares of common stock. During the year ended December 31, 2016, the Company repaid the principal and interest of a $75,000 note payable to its operations manager. At December 31, 2016, notes payable remain outstanding to one officer and executive of the Company, in the amount of $170,000.

Note 7 - Income taxes

The Company files income tax returns with the Internal Revenue Service (“IRS”) and various state jurisdictions. For jurisdictions in which tax filings are prepared, the Company is subject to income tax examinations by state tax authorities and federal tax authorities for all tax years.

The deferred tax assets are mainly comprised of net loss carryforwards. As of December 31, 2016, the Company had approximately $9,743,000 of federal net operating loss carryforwards, that it can use to offset a certain amount of taxable income in the future. These federal net operating loss carryforwards begin to expire in 2029. The resulting deferred tax asset is offset by a 100% valuation allowance due to the uncertainty of its realization.

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes was as follows for the years ended December 31, 2016 and 2015:

	2016	2015
Income tax computed at federal statutory tax rate	-34.0%	-34.0%
Change in valuation allowance	39.8%	39.8%
State taxes, net of federal benefit	-5.8%	-5.8%
Total	0.0%	0.0%

The primary difference between income tax expense attributable to continuing operations and the amount of income tax expense that would result from applying domestic federal statutory rates to income before provision for income taxes relates to the change in the valuation allowance.

The Company has adopted the accounting standards that clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the years ended December 31, 2016 and 2015.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Note 8 - Commitments and Contingencies

Legal matters

The Company may become involved in various legal proceedings in the normal course of business.

Note 9 - Subsequent Events.

Subsequent to December 31, 2016, an aggregate of 747,336 shares of restricted common stock were issued as compensation to independent contractors.

Subsequent to December 31, 2016, the Company raised $334,034 from 21 investors as part of a Private Placement and issued 14,518,444 warrants.

Subsequent to December 31, 2016, the Company entered into agreements to raise $2,737,000 of Convertible Redeemable Notes with one existing investor of which $518,750 has been received to date. These notes have a 10% per annum interest rate, favorable redemption options and leak out provisions restricting the total sales to no more than 20% of the total daily volume of the company’s stock in any given day.

Subsequent to December 31, 2016, the Company agreed to an assignment of the Bellridge Capital LLC Notes to its sole existing variable securities investor with favorable redemption options and leak out provisions. To date, the investor has paid Bellridge $334,255 to acquire the remainder of the first note and has agreed to acquire the remaining two notes.

Subsequent to December 31, 2016, the Company converted $708,226 in Notes Payable and Variable Debentures outstanding at December 31, 2016 through the issuance of 73,791,386 of restricted shares of common stock.

Subsequent to December 31, 2016, the Company’s authorized share count was increased to 500,000,000.

Subsequent to December 31, 2016, On February 7, 2017, we filed a certificate of designation (“the “Designation”) relating to our newly designated Series B Convertible Preferred Stock (the “B Preferred”). The Designation created 50,000 shares of B Preferred from the 5,000,000 shares of preferred stock that our board may designate from time to time. Each share of B Preferred has a liquidation preference and stated value of $100, is convertible into units of common stock and warrants analogous to the common stock and warrants issued in our ongoing private placement commencing. Such conversion right commences six months from the date of issuance, but the pricing terms are fixed on the date of investment.

As a result of these issuances the total number of shares outstanding is 221,543,486.

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

As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2016 at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that as of December 31, 2016 our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended December 31, 2016. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 (the “Exchange Act”) require public companies to maintain “disclosure controls and procedures,” which are defined as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

● Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

● Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the issuer; and

● Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

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

As of the end of our most recent fiscal year, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that as of December 31, 2016, such internal control over financial reporting was not effective. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2016.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management’s report in this annual report.

Management’s Remediation Initiatives

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

Default on Notes

Due to its limited resources, the Company has not been able to pay certain promissory notes when due. These notes are to an aggregate of 61 persons and aggregate $1,311,500 in principal amount. Management believes that the Company may have valid defenses as to some of the promissory notes and will be able to modify some of these notes if requested by the holders to do so and otherwise avoid any default.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of officers and director as of March 29, 2017. Our Executive officers are elected annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Name	Age	Position
Alan Collier	51	Director, Chief Executive Officer, Interim Chief Financial Officer, and Secretary
Michael Mann	60	President

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

Item 11. Executive Compensation.

The following executives of the Company received compensation in the amounts set forth in the chart below for the fiscal years ended December 31, 2016 and 2015. No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)

Alan Collier, CEO, Interim	2016	$270,000	$4,102	$150,000	$-	$424,102
CFO, Secretary and Director	2015	$270,000	$-	$-	$-	$270,000
	2014	$270,000	$-	$617	$-	$270,617

Michael Mann, V.P., Former	2016	$270,000	$-	$-	$-	$270,000
President and CEO	2015	$270,000	$-	$-	$-	$270,000
	2014	$270,000	$-	$19,695	$-	$289,695

(1)	This includes deferred compensation to Mr. Collier of $57,670 and $104,000 for 2015 and 2014 respectively.

This includes deferred compensation to Mr. Mann of $250,00, $259,900 and $225,000 for 2016, 2015 and 2014 respectively.

Outstanding Equity Awards at Fiscal Year-End Table

There were no outstanding equity awards for the year ended December 31, 2016.

Compensation of Directors

The directors receive no compensation for serving as directors. However, the Company may reimburse its directors for any out-of-pocket cost reasonably incurred to attend a Board meeting.

Compensation Agreements

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of March 29, 2017, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

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

	Amount of Beneficial	Percent of
Name of Beneficial Owner	Ownership (1)	Ownership

Alan Collier	20,556,123	9.28%
Michael Mann	20,091,849	9.07%

All officers & directors as a group (2 persons)	40,647,972	18.35%

(1) This includes common shares controlled by Mr. Collier
(2) Based on shares of common stock outstanding as of April 7, 2017

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On November 16, 2014, the Company acquired a promissory note to Donnie Rudd for a principal amount of $96,000 which along with accrued interest was converted into 350,000 shares of common stock on December 21, 2015. On March 31, 2014, the Company issued a promissory note to Michael Mann for a principal amount of $70,000. The Note carries an interest rate of 14% per annum and a maturity date of September 30, 2016 with interest due monthly. On October 29, 2014, the Company issued a promissory note to Michael Mann for a principal amount of $50,000. The Note carries an interest rate of 14% per annum and a maturity date of October 29, 2016 with interest due monthly. On February 10, 2015, the Company issued a promissory note to Michael Mann for a principal amount of $50,000. The Note carries an interest rate of 14% per annum and a maturity date of June 4, 2015 with interest due monthly. The outstanding notes to Mr. Mann equal $170,000 at December 31, 2016. In the opinion of management, these notes were on terms no less favorable to the lenders than the Company might have obtained from an unaffiliated party.

Director Independence

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;

●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient ‘ s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Mr. Alan Collier is not considered independent because he is the Company’s Chief Executive Officer.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended December 31, 2016 and 2015, we were billed approximately $81,750 and $25,000 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2016 and 2015.

Tax Fees

For the Company’s fiscal years ended December 31, 2016 and 2015, we were billed approximately $0 and $0 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2016 and 2015.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee; or

●	entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

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

(2) Financial Statement Schedule: None.

(3) Exhibits

EXHIBIT NUMBER	DESCRIPTION
2.1	Share Exchange Agreement (1)
3.1	Articles of Incorporation (2)
3.2	By-Laws (2)
3.3	Agreement and Plan of Merger (Delaware reincorporation) (2)
3.4	Certificate of Designation (Super AA Voting Preferred) (3)
3.5	Articles of Amendment -Name Change (4)
3.6	Articles of Amendment – Increase Authorized Shares (4)
3.7	Articles of Amendment – Reverse Stock Split
4.1	Specimen Common Stock Certificate.
5.1	Opinion regarding Legality (5)
10.1	Equity Purchase Agreement (6)
10.2	Registration Rights Agreement (6)
10.3	Acquisition Agreement between the Company and We Heal Animals, Inc. (7)
10.4	Securities Purchase Agreement (“SPA”), dated as of April 7, 2017, between the Company and Eagle Equities, LLC (“Eagle”) - Filed Herewith
10.5	Form of Note payable to Eagle under the SPA - Filed Herewith
10.6	Form of Note Payable to Eagle under the SPA- Filed Herewith
10.7	Form of Back End Note under the SPA- Filed Herewith
10.8	Debt Purchase Agreement, dated April 7, 2017, by and among the Company, Eagle and Bellridge Capital, LLC – Filed Herewith
101.PRE*	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2012.
(2)	Incorporated by reference to the registration statement filed with the Securities and Exchange Commission on September 22, 2011.
(3)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2012

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this annual report or purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of April, 2017.

ENDONOVO THERAPEUTICS, INC.

By:	/s/ Alan Collier
Alan Collier
Chief Executive Officer (Duly Authorized, Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan Collier	Chief Executive Officer, Interim Chief Financial Officer, Secretary and Director	April 17, 2017
Alan Collier	(Principal Executive, Financial and Accounting Officer)

