Form 10-Q
period 2017-03-31
ENDONOVO THERAPEUTICS, INC.
filed 2017-05-12
CIK 1528172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017.

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

Yes [  ] No [X]

As of May 5, 2017, there were 233,764,338 shares of common stock, $0.0001 par value issued and outstanding.

ENDONOVO THERAPEUTICS, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

March 31, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash	$112,927	$55,533
Prepaid expenses and other current assets	233,321	247,321
Total current assets	346,248	302,854

Property Plant and Equipment, net	12,134	15,825

Total assets	$358,382	$318,679

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$4,685,566	$4,727,247
Short term advances	6,973	5,823
Notes payable, net of discounts of $806,642 as of March 31, 2017 and $1,145,849 as of December 31, 2016	1,823,452	1,878,107
Notes payable - related parties	170,000	170,000
Derivative liability	6,570,259	1,927,752
Current portion of long term loan	12,488	12,395

Total current liabilities	13,268,738	8,721,324

Long term loan	1,064	4,221
Acquisition payable	155,000	155,000
Total liabilities	13,424,802	8,880,545
COMMITMENTS AND CONTINGENCIES
Shareholders' deficit
Super AA super voting preferred stock, $0.0001 par value; 1,000,000 authorized and 1,000 issued and outstanding	-	-
Series B convertible preferred stock, $0.0001 par value; 50,000 shares authorized, 0 shares issued and outstanding at March 31, 2017 and December 31, 2016	-	-
Common stock, $.0001 par value; 500,000,000 shares authorized; 225,675,746 and 134,336,637 shares issued and outstanding as of March 31, 2017 and December 31, 2016	22,566	13,434
Additional paid-in capital	13,051,843	9,800,553
Stock subscriptions	(1,570)	(1,570)
Accumulated deficit	(26,139,259)	(18,374,283)
Total shareholders' deficit	(13,066,420)	(8,561,866)
Total liabilities and shareholders' deficit	$358,382	$318,679

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

Operating expenses	$557,512	$1,402,120
Loss from operations	(557,512)	(1,402,120)

Other income (expense)
Change in fair value of derivative liability	(5,436,248)	1,024,602
Gain (loss) on extinguishment of debt	(92,633)	133,038
Interest expense, net	(1,678,583)	(658,983)
Other income (expense)	(7,207,464)	498,657

Loss before income taxes	(7,764,976)	(903,463)

Provision for income taxes	-	-

Net loss	$(7,764,976)	$(903,463)

Basic and diluted loss per share	$(0.05)	$(0.01)
Weighted average common share outstanding:
Basic and diluted	161,404,495	106,567,261

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Three Months ended March 31,
	2017	2016
Operating activities:
Net loss	$(7,764,976)	$(903,463)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	3,690	3,958
Fair value of equity issued for services	35,089	518,457
Loss (gain) on extinguishment of debt	92,633	(133,038)
Non-cash interest expense	1,633,835	529,456
Non-cash expenses paid in debt issuance	-	115,000
Change in fair value of derivative liability	5,436,248	(1,024,602)
Changes in assets and liabilities:
Prepaid expenses and other current assets	14,000	200,000
Accounts payable and accrued expenses	115,289	269,363
Net cash used in operating activities	(434,192)	(424,869)

Investing activities:
Net cash used in investing activities	-	-

Financing activities:
Proceeds from the issuance of notes payable	293,500	285,000
Proceeds from related party short-term advances	12,650	5,508
Repayments on related partieis short term advances	(11,500)	(10,300)
Proceeds from issuance of common stock and units	200,000	366,275
Payment against long term loan	(3,064)	(2,974)
Repayments on notes payable	-	(125,000)
Repayments of prepayment premium on note payable	-	(26,220)
Net cash provided by financing activities	491,586	492,289

Net increase in cash	57,394	67,420
Cash, beginning of year	55,533	41,473
Cash, end of period	$112,927	$108,893

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,518	$12,383
Cash paid for income taxes	$-	$-

Non Cash Investing and Financing Activities:
Conversion of notes payable and accrued interest to common stock	$679,597	$269,416
Common stock issued on settlement of debt	$128,450	$-
Notes payable and accrued interest exchanged for common stock units	$51,534	$-

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Deficit

(Unaudited)

	Series AA Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Common Stock Subscription	Retained	Total Shareholder's
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Earnings	Deficit

Balance December 31, 2016	1,000	$-	-	$-	134,336,637	$13,434	$9,800,553	$(1,570)	$(18,374,283)	$(8,561,866)

Private placement units issued for cash	-	-	-	-	9,730,575	973	199,027	-	-	200,000
Shares issued for services	-	-	-	-	747,336	73	35,016	-	-	35,089
Shares issued with lock-up agreements	-	-	-	-	27,319	3	1,445	-	-	1,448
Shares issued for conversion of notes payable and accrued interest	-	-	-	-	74,884,707	7,488	2,836,413	-	-	2,843,901
Private placement units issued for conversion of notes payable and accrued interest	-	-	-	-	2,949,172	295	51,239	-	-	51,534
Shares issued related to debt settlement agreements	-	-	-	-	3,000,000	300	128,150	-	-	128,450
Net loss for the period ended March 31, 2017	-	-	-	-	-	-	-	-	(7,764,976)	(7,764,976)
Balance March 31, 2017	1,000	$-	-	$-	225,675,746	$22,566	$13,051,843	$(1,570)	$(26,139,259)	$(13,066,420)

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated financial statements as of March 31, 2017 and 2016 are unaudited; however, in the opinion of management such interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the period presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

The consolidated financial statements of the Company include the accounts of ETI and IPR as of March 14, 2012; Aviva as of April 2, 2013; and WeHealAnimals as of November 16, 2013. All significant intercompany accounts and transactions are eliminated in consolidation.

Going Concern

These accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these consolidated financial statements are issued. The Company has recurring net losses and working capital deficits. The Company has raised approximately $493,500 in debt and equity financing for the period January 1, 2017 to March 31, 2017. The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty. To reduce the risk of not being able to continue as a going concern, management has implemented its business plan to materialize revenues from potential, future, license agreements, has initiated a private placement offering to raise capital through the sale of its common stock, and is seeking out profitable companies. In addition, management has a commitment from a current lender for a total of $2.7 million in the form of convertible notes. To date, the Company has received cash funding of $683,500 for $728,750 of convertible notes under this commitment. This commitment is subject to the Company not taking any variable financing from any other investor or lender. Although, uncertainty exists as to whether the Company will be able to generate enough cash from operations to fund the Company’s working capital needs or raise sufficient capital to meet the Company’s obligations as they become due, no adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.

Net Income (Loss) per Share

For the three month period ending March 31, 2017, the Company had 43,665,516 of weighted average common shares relating to the convertible debt, under the if-converted method and warrants exercisable into up to 22,174,687 common shares, however, these shares are not dilutive because the Company recorded losses during each of the three month periods ended March 31, 2017 and 2016.

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

In November 2015, the FASB issued ASU No 2015-17, Income Taxes (Topic 740). The amendments in ASU 2015-17 change the requirements for the classification of deferred taxes on the balance sheet. Currently, GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The pronouncement is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company has early adopted this pronouncement for the fiscal reporting period ended December 31, 2016, and has reclassified the presentation of deferred income taxes in the prior period to conform with the current year classification in the consolidated balance sheets. As a result of the Company having recognized a valuation reserve for the entire deferred tax liability balance at March 31, 2017 and December 31, 2016, there is no impact of the presentation of deferred income taxes in our financial statements.

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

Notes to Condensed Consolidated Financial Statements (continued)

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

The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

Note 2 – Property, Plant and Equipment

The following is a summary of equipment, at cost, less accumulated depreciation at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016

Autos	$64,458	$64,458
Medical equipment	5,000	5,000
Other equipment	8,774	8,774
	78,232	78,232
Less accumulated depreciation	66,098	62,407
	$12,134	$15,825

Depreciation expense for the three months ended March 31, 2017 and 2016 was $3,690 and $3,958, respectively. Repairs and maintenance are charged to expense as incurred while improvements are capitalized. Upon the sale, retirement or disposal of fixed assets, the accounts are relieved of the cost and the related accumulated depreciation with any gain or loss recorded to the consolidated statements of operations.

Note 3 - Notes Payable and Long Term Loan

Notes Payable

During the three months ended March 31, 2017, the Company issued three Convertible Notes (“Variable Notes”) totaling $308,750 with original terms of one year with interest rates equal to 10%, and a variable conversion rate with a discounts of 30% of the Company’s common stock based on the terms included in the Variable Notes. The Variable Notes contain a prepayment option, which enables the Company to prepay the note for a period of 0-180 days subsequent to issuance at a premium of 125%

The gross amount of all Variable Notes outstanding as of March 31, 2017 is $1,562,690. Of this amount outstanding, $66,000 of the Variable Debentures were past maturity.

As of March 31, 2017, other notes payable outstanding totaled $1,237,403, of which $1,007,403 are past maturity.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

	March 31, 2017	December 31, 2016

Notes payable at beginning of period	$3,193,956	$2,333,751
Notes payable issued	308,750	1,776,895
Default interest added to note payable	-	62,500
Settlements on note payable	-	(55,000)
Repayments of notes payable in cash	-	(241,500)
Less amounts converted to stock	(702,612)	(682,690)
Notes payable at end of period	2,800,094	3,193,956
Less debt discount	(806,642)	(1,145,849)
	$1,993,452	$2,048,107

Notes payable issued to related parties	$170,000	$170,000
Notes payable issued to non-related parties	$1,823,452	$1,878,107

The maturity dates on the notes payable are as follows:

	Notes to
12 months ending,	Related parties	Non-related parties	Total

March 31, 2018	$170,000	$2,630,094	$2,800,094
	$170,000	$2,630,094	$2,800,094

Long Term Loan

The Company has financed the purchase of an automobile. The maturity dates on the loan are as follows:

Twelve months ending,
March 31, 2018	$12,488
March 31, 2019	$1,064
$13,552

Current portion	$12,488
Long term portion	$1,064

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Note 4 - Shareholders’ Deficit

Increase in Authorized Shares

On January 17, 2017, an increase in authorized capital stock from 250,000,000 shares to 500,000,000 shares became effective.

Series B Convertible Preferred Stock

At March 31, 2017, there are 50,000 shares of Series B Convertible Preferred Stock (“Series B”) which are authorized and convertible into a like amount of common shares. None of the Series B have been issued or are outstanding at March 31, 2017.

Common Stock

The Company has entered into consulting agreements with various consultants for service to be provided to the Company. The agreements stipulate a monthly fee and a certain number of shares that the consultant vests in over the term of the contract. The consultant is issued a prorated number of shares of common stock at the beginning of the contract, which the consultant earns over a three-month period. At the anniversary of each quarter, the consultant is issued a new allotment of common stock during the first 3 years of engagement. In accordance with ASC 505-50 – Equity-Based Payment to Non-Employees, the common stock shares issued to the consultant are valued upon their vesting, with interim estimates of value as appropriate during the vesting period. During the three months ended March 31, 2017, the Company issued 747,336 shares of common stock with a value of $35,089 related to these consulting agreements.

During the three months ended March 31, 2017, the Company issued pursuant to a private placement offering 12,679,747 shares of common stock and the same number of warrants for cash of $200,000 and conversion of notes and accrued interest in the amount of $51,534. The Company also issued 74,884,707 shares of common stock for the conversion of notes and accrued interest in the amount of $679,597.

Also, during the three months ended March 31, 2017, the Company issued 27,319 shares of common stock valued at $1,448 related to the extension of outstanding notes and lock-up agreements, 2,500,000 shares of common stock valued at $98,950 for partial repayment of a $175,000 accrued liability in connection with a variable note settlement agreement entered into in December 2016, and 500,000 shares of common stock valued at $29,500 for settlement of the principal and interest outstanding on a $25,000 note payable.

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

Each holder of outstanding shares of Series AA Super Voting Preferred Stock shall be entitled to one hundred thousand (100,000) votes for each share of Series AA Super Voting Preferred Stock held on the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company. As of March 31, 2017, there were 1,000 shares of Series AA Preferred stock outstanding.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Warrants

During the three months ended March 31, 2017, in conjunction with the sale of common stock and issuance of notes, the Company issued five-year common stock purchase warrants to acquire up to 12,679,747shares of common stock. These warrants have exercise prices ranging from $0.0165 to $0.0855 per share. The balance of all warrants outstanding as of March 31, 2017 is as follows:

	Outstanding Warrants
		Weighted Average
		Exercise Price
	Shares	Per Share

Outstanding at January 1, 2017	9,494,940	$0.33
Granted	12,679,747	$0.04
Cancelled	-	$-
Exercised	-	$-
Outstanding at March 31, 2017	22,174,687	$0.16

Exercisable at March 31, 2017	22,174,687	$0.16

Note 5 – Related Party Transactions

One officer and executive of the Company has entered into note payable agreements with the Company. The balance of notes payable from related parties at March 31, 2017 is $170,000.

Two executive officers and the operations manager of the Company have agreed to defer their compensation until cash flow improves. As of March 31, 2017 and December 31, 2016, the balance of their deferred compensation is approximately $1,857,998 and $1,861,327, respectively.

From time-to-time officers and the operations manager of the Company advance monies to the Company to cover costs. During the three months ended March 31, 2017, officers advanced $12,650 of funds to the Company of which $11,500 were repaid during the period. The balance of short-term advances due to two officers and executives of the Company at March 31, 2017 is $6,973.

Note 6 – Fair Value Measurements

The Company has issued Variable Debentures which contained variable conversion rates based on unknown future prices of the Company’s common stock. This results in a conversion feature. The Company measures the conversion feature using the Black-Scholes option valuation model using the following assumptions:

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Three months ended March 31,
	2017	2016

Expected term	1 month - 1 year	3 to 28 months
Exercise price	$0.006-$0.029	$0.07 to $0.26
Expected volatility	163%-198%	221% to 264%
Expected dividends	None	None
Risk-free interest rate	0.79% to 1.06%	0.59% to 1.06%
Forfeitures	None	None

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

The following table presents changes in the liabiliti s with significant unobservable inputs (level 3) for the three months ended March 31, 2017:

Derivative
Liability
Balance December 31, 2016	$1,927,752

Issuance of convertible debt	1,536,980
Settlements by debt extinguishment	(2,330,721)
Change in estimated fair value	5,436,248

Balance March 31, 2017	$6,570,259

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

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

The following table presents balances in the liabilities with significant unobservable inputs (Level 3) at March 31, 2017:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

As of March 31, 2017
Derivative liability	$-	$-	$6,570,259	$6,570,259
Total	$-	$-	$6,570,259	$6,570,259

Note 7 – Commitments and Contingencies

Legal Matters

The Company may become involved in various legal proceedings in the normal course of business.

Note 8 – Subsequent Events

Subsequent to March 31, 2017, an aggregate of 250,000 shares of restricted common stock and options to purchase 19,250,000 at $0.054 per share for 10 years from the date of issuance with selling restrictions where the holder agrees not to sell more than 5,000 shares or 2% of the total daily volume of the Company’s common stock in any one day, whichever is greater were issued for services. The options shall contain cashless exercise rights.

Subsequent to March 31, 2017, the Company issued 3,565,895 shares of its restricted common stock and 3,565,895 warrants pursuant to a Private Placement Memorandum and private offerings for $166,500.

Subsequent to March 31, 2017, the Company received $390,000 of funding in connection with $420,000 of convertible notes issued.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Subsequent to March 31, 2017, an aggregate of 3,130,082 shares of restricted common stock were issued pursuant to Note Conversions of $47,227.

Subsequent to March 31, 2017, an aggregate of 76,799 shares of restricted common stock were issued pursuant to leak out agreements.

Subsequent to March 31, 2017, an aggregate of 1,065,816 shares of restricted common stock were issued pursuant to a settlement agreement.

As a result of these issuances the total number of shares outstanding is 233,764,338.

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

Going Concern

Our independent registered auditors included an explanatory paragraph in their opinion on our consolidated financial statements as of and for the fiscal year ended December 31, 2016 that states that our ongoing losses and lack of resources causes substantial doubt about our ability to continue as a going concern.

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

In November 2015, the FASB issued ASU No 2015-17, Income Taxes (Topic 740). The amendments in ASU 2015-17 change the requirements for the classification of deferred taxes on the balance sheet. Currently, GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The pronouncement is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company has early adopted this pronouncement for the fiscal reporting period ended December 31, 2016, and has reclassified the presentation of deferred income taxes in the prior period to conform with the current year classification in the consolidated balance sheets. As a result of the Company having recognized a valuation reserve for the entire deferred tax liability balance at March 31, 2017 and December 31, 2016, there is no impact of the presentation of deferred income taxes in our financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in “Leases (Topic 840)” and generally requires all leases to be recognized in the consolidated balance sheet. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach.The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

Results of Operations

Three Months ended March 31, 2017 and 2016

	Three Months Ended March 31,		Favorable
	2017	2016	(Unfavorable)%

Operating expenses	$557,512	$1,402,120	$844,608	-60.2%

Loss from operations	(557,512)	(1,402,120)	844,608	-60.2%

Other income (expense)	(7,207,464)	498,657	(7,706,121)	-1545.4%

Net loss	$(7,764,976)	$(903,463)	$(6,861,513)	759.5%

Operating Expenses

Our operating expenses for the three months ended March 31, 2017 were approximately $557,512 compared to $1,402,120 for the corresponding period of the previous year. The operating expenses were comprised primarily from consulting and professional fees for the development of our intellectual property and expenses related to being a public company. A significant portion of these fees were paid for with the issuance of restricted shares of common stock. During the three months ended March 31, 2017, 747,336 shares of common stock were issued for consulting services valued at $35,088 as compared to 1,051,504 shares of common stock being issued for consulting services valued at $495,806, during the corresponding period of the previous year.

Other Income (Expense)

Other income (expense) for the quarter ended March 31, 2017 was expense of $7,207,464 compared to income of $498,657 for the quarter ended March 31, 2016. This change was due primarily to a change in valuation of our derivative liabilities and net of interest expense resulting from the amortization of the discounts on notes payable. In addition, we incurred a loss on extinguishment of debt of $92,633 for debt conversions and settlements during the quarter ended March 31, 2017 compared to income of $133,038 during the quarter ended March 31, 2016. We anticipate continued large fluctuations in other income (expense) as a result of quarterly re-evaluation of these derivative liabilities.

Liquidity and Capital Resources

	As of		Increase
	March 31, 2017	December 31, 2016	(Decrease)
Working Capital

Current assets	$346,248	$302,854	$43,394
Current liabilities	13,268,738	8,721,324	(4,547,414)
Working capital deficit	$(12,922,490)	$(8,418,470)	$(4,504,020)

Long-term debt	$156,064	$159,221	$(3,157)

Stockholders' deficit	$(13,066,420)	$(8,561,866)	$4,504,554

	Three Months Ended March 31,		Increase
	2017	2016	(Decrease)
Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(434,192)	$(424,869)	$(9,323)
Investing activities	$-	$-	$-
Financing activities	$491,586	$492,289	$(703)

	As of		Increase
	March 31, 2017	December 31, 2016	(Decrease)
Balance Sheet Select Information

Cash	$112,927	$55,533	$57,394

Accounts payable and accrued expenses	$4,685,566	$4,727,247	$(41,681)

Since inception and through March 31, 2017, the Company has raised approximately $7 million in equity and debt transactions. These funds have been used to commence the operations of the Company to acquire and begin the development of its intellectual property portfolio. These activities include attending trade shows and corporate development. Our accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date these condensed consolidated financial statements are issued. The Company has incurred substantial losses since inception. Its current liabilities exceed its current assets and available cash is not sufficient to fund expected future operations. The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern. To reduce the risk of not being able to continue as a going concern, management has implemented its business plan to materialize revenues from potential, future, license agreements, has initiated a private placement offering to raise capital through the sale of its common stock and is seeking out profitable companies. In addition, management has a commitment from a current lender for a total commitment of $2.7 million in the form of convertible notes. To date, the Company has received cash funding of $683,500 for $728,750 of convertible notes under this commitment. This commitment is subject to the Company not taking any variable financing from any other investor or lender. Although, uncertainty exists as to whether the Company will be able to generate enough cash from operations to fund the Company’s working capital needs or raise sufficient capital to meet the Company’s obligations as they become due, no adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty. Our cash on hand at March 31, 2017 was approximately $112,927. This will be insufficient to fund operations if additional capital is not raised. The Company raised an aggregate of approximately $493,500 through the sale of equity and debt securities during the three months ended March 31, 2017.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that as of March 31, 2017 our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended March 31, 2017. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Item 1A. Risk Factors.

We are a Smaller Reporting Company (as defined in Rule 12b-2 of the Exchange Act) and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Number of
Common Shares	Source of
Issued	Payment	Amount
747,336	Services	$35,089
27,319	Note extension	$1,448
9,730,575	Cash	$200,000
75,624,939	Conversion of notes	$2,824,307
3,000,000	Settlement of Liabilities	$128,450

The above issuances of securities during the three months ended March 31, 2017 were exempt from registration pursuant to Section 4(2), and/or Regulation D promulgated under the Securities Act. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

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

Dated: May 12, 2017	Endonovo Therapeutics, Inc.

	By:	/s/ Alan Collier
Alan Collier
Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

