Form 10-Q
period 2017-06-30
ENDONOVO THERAPEUTICS, INC.
filed 2017-08-10
CIK 1528172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017.

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

As of August 9, 2017, there were 262,009,141 shares of common stock, $0.0001 par value issued and outstanding.

ENDONOVO THERAPEUTICS, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

June 30, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash	$23,942	$55,533
Prepaid expenses and other current assets	171,000	247,321
Total current assets	194,942	302,854

Property Plant and Equipment, net	8,444	15,825

Total assets	$203,386	$318,679

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$4,674,087	$4,727,247
Short term advances	6,973	5,823
Notes payable, net of discounts of $925,970 as of June 30, 2017 and $1,145,849 as of December 31, 2016	2,199,211	1,878,107
Notes payable - related parties	170,000	170,000
Derivative liability	2,141,590	1,927,752
Current portion of long term loan	10,465	12,395

Total current liabilities	9,202,326	8,721,324

Long term loan	—	4,221
Acquisition payable	155,000	155,000
Total liabilities	9,357,326	8,880,545
COMMITMENTS AND CONTINGENCIES
Shareholders' deficit
Super AA super voting preferred stock, $0.0001 par value; 1,000,000 authorized and 1,000 issued and outstanding	—	—
Series B convertible preferred stock, $0.0001 par value; 50,000 shares authorized, 0 shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $.0001 par value; 500,000,000 shares authorized; 244,169,211 and 134,336,637 shares issued and outstanding as of June 30, 2017 and December 31, 2016	24,416	13,434
Additional paid-in capital	15,116,984	9,800,553
Stock subscriptions	(14,070)	(1,570)
Accumulated deficit	(24,281,270)	(18,374,283)
Total shareholders' deficit	(9,153,940)	(8,561,866)
Total liabilities and shareholders' deficit	$203,386	$318,679

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Operating expenses	$2,177,789	$2,065,241	$2,735,301	$3,467,361
Loss from operations	(2,177,789)	(2,065,241)	(2,735,301)	(3,467,361)

Other income (expense)
Change in fair value of derivative liability	3,035,470	1,574,082	(2,400,778)	2,598,684
Gain (loss) on extinguishment of debt	2,326,289	(526,156)	2,233,656	(393,118)
Interest expense, net	(1,325,981)	(436,222)	(3,004,564)	(1,095,205)
	4,035,778	611,704	(3,171,686)	1,110,361

Income (loss) before income taxes	1,857,989	(1,453,537)	(5,906,987)	(2,357,000)

Provision for income taxes	-	-	-	-

Net income (loss)	$1,857,989	$(1,453,537)	$(5,906,987)	$(2,357,000)

Basic net income (loss) per share	$0.01	$(0.01)	$(0.03)	$(0.02)

Basic weighted average common shares outstanding	234,997,177	111,155,833	198,404,131	108,861,547

Diluted income (loss) per share	$0.01	$(0.01)	$(0.03)	$(0.02)

Diluted weighted average common shares outstanding	330,801,266	111,755,833	198,404,131	108,861,547

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Six Months ended June 30,
	2017	2016
Operating activities:
Net loss	$(5,906,987)	$(2,357,000)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	7,381	7,917
Fair value of equity issued for services	254,946	1,738,629
Stock based compensation	1,000,090	-
Non-cash expenses paid in debt issuance	-	123,000
Gain (loss) on extinguishment of debt	(2,233,656)	393,118
Non-cash interest expense	1,994,526	438,587
Amortization of note discount	895,322	456,763
Change in fair value of derivative liability	2,400,778	(2,598,684)
Changes in assets and liabilities:
Other current assets	76,321	346,133
Accounts payable and accrued expenses	163,440	423,495
Net cash used in operating activities	(1,347,839)	(1,028,042)

Investing activities:
Net cash used in investing activities	-	-

Financing activities:
Proceeds from the issuance of notes payable	878,500	477,000
Proceeds from short term advances	12,650	5,618
Repayments on short term advances	(11,500)	(15,300)
Proceeds from issuance of common stock and units	472,749	818,329
Payment against long term loan	(6,151)	(5,970)
Payment against notes payable	(30,000)	(151,220)
Payment against notes payable- related parties	-	(63,200)
Net cash provided by financing activities	1,316,248	1,065,257

Net increase in cash	(31,591)	37,215
Cash, beginning of year	55,533	41,473
Cash, end of period	$23,942	$78,688

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,711	$19,124
Cash paid for income taxes	$-	$-

Non Cash Investing and Financing Activities:
Conversion of notes payable and accrued interest to common stock	$761,810	$499,441
Common stock issued on settlement of debt	185,945	$-
Notes payable and accrued interest exchanged for common stock units	$66,367	$-

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Deficit

(Unaudited)

	Series AA Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Common Stock Subscription	Retained	Total Shareholder's
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Earnings	Deficit

Balance December 31, 2016	1,000	$-	-	$-	134,336,637	$13,434	$9,800,553	$(1,570)	$(18,374,283)	$(8,561,866)

Private placement units issued for cash	-	-	-	-	16,174,867	1,617	483,632	(12,500)	-	472,749
Shares issued for services	-	-	-	-	3,022,336	301	183,534	-	-	183,835
Shares issued with lock-up agreements	-	-	-	-	114,118	12	7,132	-	-	7,144
Shares issued for conversion of notes payable and accrued interest	-	-	-	-	83,085,396	8,308	3,319,362	-	-	3,327,670
Private placement units issued for conversion of notes payable and accrued interest	-	-	-	-	3,370,041	337	66,030	-	-	66,367
Shares issued related to debt settlement agreements	-	-	-	-	4,065,816	407	185,538	-	-	185,945
Valuation of stock options issued for servces	-	-	-	-	-	-	1,000,090	-	-	1,000,090
Valuation of warrants issued for services	-	-	-	-	-	-	71,113	-	-	71,113
Net loss for the period ended June 30, 2017	-	-	-	-	-	-	-	-	(5,906,987)	(5,906,987)
Balance June 30, 2017	1,000	$-	-	$-	244,169,211	$24,416	$15,116,984	$(14,070)	$(24,281,270)	$(9,153,940)

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated financial statements as of June 30, 2017 and 2016 are unaudited; however, in the opinion of management such interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the period presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

The consolidated financial statements of the Company include the accounts of ETI and IPR as of March 14, 2012; Aviva as of April 2, 2013; and WeHealAnimals as of November 16, 2013. All significant intercompany accounts and transactions are eliminated in consolidation.

Going Concern

These accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date these consolidated financial statements are issued. The Company has raised approximately $1,351,000 in debt and equity financing for the period January 1, 2017 to June 30, 2017. The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty. To reduce the risk of not being able to continue as a going concern, management has implemented its business plan to materialize revenues from potential, future, license agreements, has initiated a private placement offering to raise capital through the sale of its common stock, and is seeking out profitable companies. In addition, management has a commitment from a current lender for a total of $2.7 million in the form of convertible notes. As of June 30, 2017, the Company has received cash funding of $878,500 for $938,750 of convertible notes under this commitment. This commitment is subject to the Company not taking any variable financing from any other investor or lender. Although, uncertainty exists as to whether the Company will be able to generate enough cash from operations to fund the Company’s working capital needs or raise sufficient capital to meet the Company’s obligations as they become due, no adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.

Basic and Diluted Income (Loss) per Share

Basic income (loss) per share is computed by dividing the net income (loss) to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.

Common equivalent shares, consisting of incremental common shares for the three months ended June 30, 2017 issuable upon the exercise of stock options, warrants, and convertible debt have been included in the diluted earnings per share calculation. These shares have not been included for the three and six months ended June 30, 2016 or the six months ended June 30, 2017 because their effect is anti-dilutive.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Numerator:
Net income (loss) for basic earnings per share	$1,857,989	$(1,453,537)	$(5,906,987)	$(2,357,000)

Denominator:
Weighted average common shares outstanding	234,997,177	111,155,833	198,404,131	108,861,547
Shares used in calculation- basic	234,997,177	111,155,833	198,404,131	108,861,547

Shares issuable for stock options, warrants and convertible debt	95,804,089	-	-	-
Shares used in calculation- diluted	330,801,266	111,155,833	198,404,131	108,861,547

Net income (loss) per share
Basic	$0.01	$(0.01)	$(0.03)	$(0.02)

Diluted	$0.01	$(0.01)	$(0.03)	$(0.02)

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

In November 2015, the FASB issued ASU No 2015-17, Income Taxes (Topic 740). The amendments in ASU 2015-17 change the requirements for the classification of deferred taxes on the balance sheet. Currently, GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The pronouncement is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company has early adopted this pronouncement for the fiscal reporting period ended December 31, 2016, and has reclassified the presentation of deferred income taxes in the prior period to conform with the current year classification in the consolidated balance sheets. As a result of the Company having recognized a valuation reserve for the entire deferred tax liability balance at June 30, 2017 and December 31, 2016, there is no impact of the presentation of deferred income taxes in our financial statements.

In January 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The update intends to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information and addresses certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. The new standard affects all entities that hold financial assets or owe financial liabilities. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is evaluating the impact of the adoption of these changes will have on the consolidated financial statements.

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

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Note 2 – Property, Plant and Equipment

The following is a summary of equipment, at cost, less accumulated depreciation at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016

Autos	$64,458	$64,458
Medical equipment	5,000	5,000
Other equipment	8,774	8,774
	78,232	78,232
Less accumulated depreciation	69,788	62,407
	$8,444	$15,825

Depreciation expense for the six months ended June 30, 2017 and 2016 was $7,381 and $7,917, respectively. Repairs and maintenance are charged to expense as incurred while improvements are capitalized. Upon the sale, retirement or disposal of fixed assets, the accounts are relieved of the cost and the related accumulated depreciation with any gain or loss recorded to the consolidated statements of operations.

Note 3 - Notes Payable and Long Term Loan

Notes Payable

During the six months ended June 30, 2017, the Company issued six Convertible Notes (“Variable Notes”) totaling $928,750 with original terms ranging from eight months to one year with interest rates equal to 10%, and a variable conversion rate with a discounts of 30% of the Company’s common stock based on the terms included in the Variable Notes. The Variable Notes contain a prepayment option, which enables the Company to prepay the note subsequent to issuance at a premium of 125%.

During the six months ended June 30, 2017, an investor in the Company’s Variable Notes purchased from another holder of the Company’s Variable Notes an aggregate of $720,000 principal and $33,028 of accrued interest with terms that extended the maturities to a one-year and increased the interest rate from 6% to 10%. As a result of this modification, the Company recognized a gain on debt extinguishment of $2,556,653 during the six months ended June 30, 2017.

The gross amount of all Variable Notes outstanding at June 30, 2017 is $2,150,278. Of this amount outstanding, $66,000 of the Variable Debentures were past maturity.

As of June 30, 2017, other notes payable outstanding totaled $1,144,903, all of which are past maturity.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

	June 30, 2017	December 31, 2016

Notes payable at beginning of period	$3,193,956	$2,333,751
Notes payable issued	928,750	1,776,895
Default interest added to note payable	-	62,500
Accrued interest payable added to note payable	33,028	-
Settlements on note payable	-	(55,000)
Repayments of notes payable in cash	(30,000)	(241,500)
Less amounts converted to stock	(830,553)	(682,690)
Notes payable at end of period	3,295,181	3,193,956
Less debt discount	(925,970)	(1,145,849)
	$2,369,211	$2,048,107

Notes payable issued to related parties	$170,000	$170,000
Notes payable issued to non-related parties	$2,199,211	$1,878,107

The maturity dates on the notes payable are as follows:

	Notes to
12 months ending,	Related parties	Non-related parties	Total

June 30, 2018	$170,000	$3,125,181	$3,295,181
	$170,000	$3,125,181	$3,295,181

Long Term Loan

The Company has financed the purchase of an automobile. The maturity dates on the loan are as follows:

Twelve months ending,
June 30, 2018	$10,465
$10,465

Current portion	$10,465
Long term portion	$-

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Note 4 - Shareholders’ Deficit

Increase in Authorized Shares

On January 17, 2017, an increase in authorized capital stock from 250,000,000 shares to 500,000,000 shares became effective.

Series B Convertible Preferred Stock

At June 30, 2017, there are 50,000 shares of Series B Convertible Preferred Stock (“Series B”) which are authorized and convertible into a like amount of common shares. None of the Series B have been issued or are outstanding at June 30, 2017.

Common Stock

The Company has entered into consulting agreements with various consultants for service to be provided to the Company. The agreements stipulate a monthly fee and a certain number of shares that the consultant vests in over the term of the contract. The consultant is issued a prorated number of shares of common stock at the beginning of the contract, which the consultant earns over a three-month period. At the anniversary of each quarter, the consultant is issued a new allotment of common stock during the first 3 years of engagement. In accordance with ASC 505-50 – Equity-Based Payment to Non-Employees, the common stock shares issued to the consultant are valued upon their vesting, with interim estimates of value as appropriate during the vesting period. During the six months ended June 30, 2017, the Company issued 3,022,336 shares of common stock with a value of $183,835 related to these consulting agreements.

During the six months ended June 30, 2017, the Company issued pursuant to a private placement offering 19,544,908 shares of common stock and the same number of warrants for cash of $472,749 and conversion of notes and accrued interest in the amount of $66,367. The Company also issued 83,085,396 shares of common stock for the conversion of notes and accrued interest of $761,810 which resulted in a loss on debt extinguishment of $322,997 during the six months ended June 30, 2017.

Also, during the six months ended June 30, 2017, the Company issued 114,118 shares of common stock valued at $7,144 related to the extension of outstanding notes and lock-up agreements, 2,500,000 shares of common stock valued at $98,950 for partial repayment of a $175,000 accrued liability in connection with a variable note settlement agreement entered into in December 2016, and 1,565,816 shares of common stock valued at $86,995 for settlement of the principal and interest outstanding on two notes payable.

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

Each holder of outstanding shares of Series AA Super Voting Preferred Stock shall be entitled to one hundred thousand (100,000) votes for each share of Series AA Super Voting Preferred Stock held on the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company. As of June 30, 2017, there were 1,000 shares of Series AA Preferred stock outstanding.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Warrants

During the six months ended June 30, 2017, in conjunction with the sale of common stock and issuance of notes, the Company issued five-year common stock purchase warrants to acquire up to 19,544,909 shares of common stock. These warrants have exercise prices ranging from $0.0165 to $0.1275 per share. In addition, during the six months ended June 30, 2017, the Company issued five-year common stock purchase warrants to acquire up to 1,100,678 shares of common stock valued at $71,113 related to consulting services received by the Company. These warrants have exercise prices ranging from $0.0961 to $0.2669 per share. The balance of all warrants outstanding as of June 30, 2017 is as follows:

	Outstanding Warrants
		Weighted Average
		Exercise Price
	Shares	Per Share
Outstanding at January 1, 2017	9,494,940	$0.33
Granted	20,645,587	$0.06
Cancelled	-	$-
Exercised	-	$-
Outstanding at June 30, 2017	30,140,527	$0.14

Exercisable at June 30, 2017	30,140,527	$0.14

Stock Options

During the six months ended June 30, 2017, the Company granted stock options to independent contractors exercisable into up to 19,250,000 shares of common stock. These options have an exercise price of $0.054 per share, a ten-year life, cashless exercise rights and were valued at $1,000,090 using the Black Scholes option pricing model. The stock options vested immediately and were expensed in full during the six months ended June 30, 2017. The balance of all stock options outstanding as of June 30, 2017 is as follows:

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

		Weighted Average	Weighted Average Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Options	Per Share	Term (years)	Value (1)
Outstanding at January 1, 2017	-	$-	-
Granted	19,250,000	$0.054	9.94
Cancelled	-	$-	-
Exercised	-	$-	-
Outstanding at June 30, 2017	19,250,000	$0.054	9.94	$-

Exercisable at June 30, 2017	19,250,000	$0.054	9.94	$-

Weighted average fair value of options granted during the period	19,250,000	$0.052

The following assumptions were used at June 30, 2017 to value the stock options using the Black Scholes option pricing model.

Six months ended
June 30, 2017

Expected term	5 years
Exercise price	$0.05
Expected volatility	184%
Expected dividends	None
Risk-free interest rate	1.79%
Forfeitures	None

Note 5 – Related Party Transactions

One officer and executive of the Company has entered into note payable agreements with the Company. The balance of notes payable from related parties at June 30, 2017 is $170,000.

Two executive officers and the operations manager of the Company have agreed to defer a portion of their compensation until cash flow improves. As of June 30, 2017 and December 31, 2016, the balance of their deferred compensation is approximately $1,823,294 and $1,861,327, respectively.

From time-to-time executive officers and the operations manager of the Company advance monies to the Company to cover costs. During the six months ended June 30, 2017, officers advanced $12,650 of funds to the Company of which $11,500 were repaid during the period. The balance of short-term advances due to executive officers and the operations manager of the Company at June 30, 2017 is $6,973.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Note 6 – Fair Value Measurements

The Company has issued Variable Debentures which contained variable conversion rates based on unknown future prices of the Company’s common stock. This results in a conversion feature. The Company measures the conversion feature using the Black Scholes option pricing model using the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Expected term	8 months - 5 years	9 months - 3 years	8 months - 5 years	9 months - 3 years
Exercise price	$0.0203-$0.28	$0.0659-$0.28	$0.0203-$0.28	$0.0659-$0.28
Expected volatility	184%-201%	221%-276%	184%-276%	199%-276%
Expected dividends	None	None	None	None
Risk-free interest rate	1.05% to 1.79%	0.45% to 1.06%	0.45% to 1.79%	0.45% to 1.06%
Forfeitures	None	None	None	None

The time period over which the Company will be required to evaluate the fair value of the conversion feature is eight to twenty-four months or conversion.

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

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The following table presents changes in the liabilities with significant unobservable inputs (level 3) for the six months ended June 30, 2017:

Derivative
Liability
Balance December 31, 2016	$1,927,752

Issuance of convertible debt	4,327,488
Settlements by debt extinguishment	(6,514,428)
Change in estimated fair value	2,400,778

Balance June 30, 2017	$2,141,590

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

The fair value of the Company’s recorded derivative liability is determined based on unobservable inputs that are not corroborated by market data, which require a Level 3 classification. A Black Scholes option pricing model was used to determine the fair value. The Company records derivative liability on the condensed consolidated balance sheets at fair value with changes in fair value recorded in the condensed consolidated statements of operation.

The following table presents balances in the liabilities with significant unobservable inputs (Level 3) at June 30, 2017:

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

As of June 30, 2017
Derivative liability	$-	$-	$2,141,590	$2,141,590
Total	$-	$-	$2,141,590	$2,141,590

Note 7 – Commitments and Contingencies

Legal Matters

The Company may become involved in various legal proceedings in the normal course of business.

Note 8 – Subsequent Events

Subsequent to June 30, 2017, an aggregate of 576,000 shares of restricted common stock were issued for services.

Subsequent to June 30, 2017, the Company issued 5,175,121 shares of its restricted common stock and 5,175,121 warrants pursuant to a Private Placement Memorandum and private offerings for $100,000

Subsequent to June 30, 2017, an aggregate of 10,275,649 shares of restricted common stock were issued on the conversion of $141,000 of principal and $4,200 of accrued interest pursuant to one Variable Note.

Subsequent to June 30, 2017, an aggregate of 12,500 shares of restricted common stock were issued pursuant to a leak out agreement.

Subsequent to June 30, 2017, the Company received $217,500 of funding in connection with $228,750 of convertible notes issued.

Subsequent to June 30, 2017, an aggregate of 1,800,000 shares of restricted common stock were issued pursuant to a 2016 debt settlement agreement that is included in accounts payable and accrued expenses which had a balance of $76,050 at June 30, 2017.

Subsequent to June 30, 2017, The Corporation made an offer to certain consultants offering the right to convert up to $220,000 of deferred compensation to three-year stock options, with a cashless exercise feature and an exercise price of $0.0216 per share where for each option the consultant receives, $0.0216 of accrued compensation shall be relinquished by the consultant. This offer shall expire on August 30, 2017

Subsequent to June 30, 2017, The Board of Directors of the Company issued an additional 4,000 shares of Series AA Super Voting Preferred Stock to an officer and director of the Company.

As a result of these issuances the total number of shares outstanding is 262,009,141.

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

Overview

Endonovo Therapeutics, Inc. (the “Company” or “ETI”) operates in two business segments: (1) intellectual property licensing and commercialization; and (2) biomedical research and development which includes development of its proprietary square wave form device.

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

In November 2015, the FASB issued ASU No 2015-17, Income Taxes (Topic 740). The amendments in ASU 2015-17 change the requirements for the classification of deferred taxes on the balance sheet. Currently, GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The pronouncement is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company has early adopted this pronouncement for the fiscal reporting period ended December 31, 2016, and has reclassified the presentation of deferred income taxes in the prior period to conform with the current year classification in the consolidated balance sheets. As a result of the Company having recognized a valuation reserve for the entire deferred tax liability balance at June 30, 2017 and December 31, 2016, there is no impact of the presentation of deferred income taxes in our financial statements.

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

Results of Operations

Three Months ended June 30, 2017 and 2016

	Three Months Ended June 30,		Favorable
	2017	2016	(Unfavorable)%

Operating expenses	$2,177,789	$2,065,241	$(112,548)	5.4%

Loss from operations	(2,177,789)	(2,065,241)	(112,548)	5.4%

Other income (expense)	4,035,778	611,704	3,424,074	559.8%

Net income (loss)	$1,857,989	$(1,453,537)	$3,311,526	NM

Operating Expenses

Our operating expenses for the three months ended June 30, 2017 were approximately $2,177,789 compared to $2,065,241 for the corresponding period of the previous year. The operating expenses were comprised primarily from consulting and professional fees for the development of our intellectual property and expenses related to being a public company. A significant portion of these fees were paid for with the issuance of restricted shares of common stock. During the three months ended June 30, 2017, 2,275,000 shares of common stock were issued for consulting services valued at $148,745 as compared to 3,931,742 shares of common stock being issued for consulting services valued at $1,200,549, during the corresponding period of the previous year. Also, during the three months ended June 30, 2107 the company issued stock options valued at $1,000,090 to independent contractors.

Other Income (Expense)

Other income (expense) for the quarter ended June 30, 2017 was income of $4,035,778 compared to income of $611,704 for the quarter ended June 30, 2016. This change was due primarily to a change in valuation of our derivative liabilities and net of interest expense resulting from the amortization of the discounts on notes payable. In addition, we had income on extinguishment of debt of $2,326,289 during the quarter ended June 30, 2017 compared to a loss of $526,156 during the quarter ended June 30, 2016. We anticipate continued large fluctuations in other income (expense) as a result of quarterly re-evaluation of these derivative liabilities.

Six Months ended June 30, 2017 and 2016

	Six Months Ended June 30,		Favorable
	2017	2016	(Unfavorable)%

Operating expenses	$2,735,301	$3,467,361	$732,060	21.1%

Loss from operations	(2,735,301)	(3,467,361)	732,060	21.1%

Other income (expense)	(3,171,686)	1,110,361	(4,282,047)	NM

Net loss	$(5,906,987)	$(2,357,000)	$(3,549,987)	-150.6%

Operating Expenses

Our operating expenses for the six months ended June 30, 2017 were approximately $2,735,301 compared to $3,467,361 for the corresponding period of the previous year. The operating expenses were comprised primarily from consulting and professional fees for the development of our intellectual property and expenses related to being a public company. A significant portion of these fees were paid for with the issuance of restricted shares of common stock. During the six months ended June 30, 2017, 3,022,336 shares of common stock were issued for consulting services valued at $183,833 as compared to 4,833,246 shares of common stock being issued for consulting services valued at $1,627,371, during the corresponding period of the previous year. Also, during the six months ended June 30, 2107 the company issued stock options valued at $1,000,090 to independent contractors.

Other Income (Expense)

Other income (expense) for the six months ended June 30, 2017 was expense of $3,171,686 compared to income of $1,110,361 for the six months ended June 30, 2016. This change was due primarily to a change in valuation of our derivative liabilities and net of interest expense resulting from the amortization of the discounts on notes payable. In addition, we had income on extinguishment of debt of $2,233,656 during the six months ended June 30, 2017 compared to a loss of $393,118 during the six months ended June 30, 2016. We anticipate continued large fluctuations in other income (expense) as a result of quarterly re-evaluation of these derivative liabilities.

Liquidity and Capital Resources

	As of		Favorable
	June 30, 2017	December 31, 2016	(Unfavorable)
Working Capital

Current assets	$194,942	$302,854	$(107,912)
Current liabilities	9,202,326	8,721,324	(481,002)
Working capital deficit	$(9,007,384)	$(8,418,470)	$(588,914)

Long-term debt	$155,000	$159,221	$4,221

Stockholders' deficit	$(9,153,940)	$(8,561,866)	$(592,074)

	Six Months Ended March 31,		Favorable
	2017	2016	(Unfavorable)
Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(1,347,839)	$(1,028,042)	$(319,797)
Investing activities	$-	$-	$-
Financing activities	$1,316,248	$1,065,257	$250,991

	As of		Favorable
	June 30, 2017	December 31, 2016	(Unfavorable)
Balance Sheet Select Information

Cash	$23,942	$55,533	$(31,591)

Accounts payable and accrued expenses	$4,674,087	$4,727,247	$53,160

Since inception and through June 30, 2017, the Company has raised approximately $7.9 million in equity and debt transactions. These funds have been used for operations of the Company and to acquire and the development of its intellectual property portfolio. These activities include attending trade shows and corporate development. Our accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these condensed consolidated financial statements. The Company has incurred substantial losses since inception. Its current liabilities exceed its current assets and available cash is not sufficient to fund expected future operations. The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern. To reduce the risk of not being able to continue as a going concern, management has implemented its business plan to materialize revenues from potential, future, license agreements, has initiated a private placement offering to raise capital through the sale of its common stock, and is seeking out profitable companies. In addition, management has a commitment from a current lender for a total of $2.7 million in the form of convertible notes. As of June 30, 2017, the Company has received cash funding of $878,500 for $938,750 of convertible notes under this commitment. This commitment is subject to the Company not taking any variable financing from any other investor or lender. Although, uncertainty exists as to whether the Company will be able to generate enough cash from operations to fund the Company’s working capital needs or raise sufficient capital to meet the Company’s obligations as they become due, no adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty. Our cash on hand at June 30, 2017 was approximately $23,942. This will be insufficient to fund operations if additional capital is not raised. The Company raised an aggregate of approximately $1,351,000 through the sale of equity and debt securities during the six months ended June 30, 2017.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that as of June 30, 2017 our disclosure controls and procedures were not effective at the reasonable assurance level:

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

Item 1A. Risk Factors.

We are a Smaller Reporting Company (as defined in Rule 12b-2 of the Exchange Act) and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Number of
Common Shares	Source of
Issued	Payment	Amount
2,275,000	Services	$148,745
86,799	Note extension	$5,696
6,444,292	Cash	$272,750
8,621,558	Conversion of notes	$498,601
1,065,816	Settlement of Liabilities	$57,495

The above issuances of securities during the three months ended June 30, 2017 were exempt from registration pursuant to Section 4(2), and/or Regulation D promulgated under the Securities Act. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

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

Dated: August 10, 2017	Endonovo Therapeutics, Inc.

	By:	/s/ Alan Collier
Alan Collier
Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

