Form 10-Q
period 2017-09-30
ENDONOVO THERAPEUTICS, INC.
filed 2017-11-07
CIK 1528172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission File Number: 000-55453

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
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

As of November 3, 2017, there were 3,274,764 shares of common stock, $0.0001 par value issued and outstanding.

ENDONOVO THERAPEUTICS, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

September 30, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash	$64,479	$55,533
Prepaid expenses and other current assets	91,000	247,321
Total current assets	155,479	302,854

Property Plant and Equipment, net	4,754	15,825

Total assets	$160,233	$318,679

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$3,238,237	$4,727,247
Short term advances	6,973	5,823
Notes payable, net of discounts of $920,773 as of September 30, 2017 and $1,145,849 as of December 31, 2016	2,549,445	1,878,107
Notes payable - related parties	170,000	170,000
Derivative liability	7,217,059	1,927,752
Current portion of long term loan	7,355	12,395

Total current liabilities	13,189,069	8,721,324

Long term loan	-	4,221
Acquisition payable	155,000	155,000
Total liabilities	13,344,069	8,880,545
COMMITMENTS AND CONTINGENCIES
Shareholders' deficit
Super AA super voting preferred stock, $0.001 par value; 1,000,000 authorized and 5,000 and 1,000 issued and outstanding at September 30, 2017 and December 31, 2016	5	-
Series B convertible preferred stock, $0.0001 par value; 50,000 shares authorized, 0 shares issued and outstanding at September 30, 2017 and December 31, 2016	-	-
Common stock, $.0001 par value; 500,000,000 shares authorized; 284,063,508 and 134,336,637 shares issued and outstanding as of September 30, 2017 and December 31, 2016	28,404	13,434
Additional paid-in capital	17,755,199	9,800,553
Stock subscriptions	(14,070)	(1,570)
Accumulated deficit	(30,953,374)	(18,374,283)
Total shareholders' deficit	(13,183,836)	(8,561,866)
Total liabilities and shareholders' deficit	$160,233	$318,679

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Operating expenses	$1,035,628	$1,310,748	$3,770,929	$4,778,109
Loss from operations	(1,035,628)	(1,310,748)	(3,770,929)	(4,778,109)

Other income (expense)
Change in fair value of derivative liability	(4,544,656)	46,997	(6,945,434)	2,645,681
Gain (loss) on extinguishment of debt	(58,197)	(42,507)	2,175,459	(435,625)
Settlement expense	(80,000)	-	(80,000)	-
Interest expense, net	(953,623)	(912,583)	(3,958,187)	(2,007,788)
	(5,636,476)	(908,093)	(8,808,162)	202,268

Loss before income taxes	(6,672,104)	(2,218,841)	(12,579,091)	(4,575,841)

Provision for income taxes	-	-	-	-

Net loss	$(6,672,104)	$(2,218,841)	$(12,579,091)	$(4,575,841)

Basic and diluted loss per share	$(0.03)	$(0.02)	$(0.06)	$(0.04)
Weighted average common share outstanding:
Basic and diluted	263,535,090	123,138,397	220,353,026	113,649,351

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months ended September 30,
	2017	2016
Operating activities:
Net loss	$(12,579,091)	$(4,575,841)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	11,070	11,876
Fair value of equity issued for services	1,410,071	2,402,736
Gain on extinguishment of debt	(2,175,459)	545,905
Non-cash interest expense	2,465,912	779,045
Non-cash operating expenses on fees paid	-	106,720
Amortization of note discount	1,467,888	826,063
Change in fair value of derivative liability	6,945,434	(2,645,681)
Changes in assets and liabilities:
Other current assets	156,321	196,133
Accounts payable and accrued expenses	108,658	549,360
Net cash used in operating activities	(2,189,196)	(1,803,684)

Investing activities:
Net cash used in investing activities	-	-

Financing activities:
Proceeds from the issuance of notes payable	1,562,000	1,051,228
Proceeds from short term advances	12,650	5,618
Repayments on short term advances	(11,500)	(15,300)
Proceeds from issuance of preferred stock	5	-
Proceeds from issuance of common stock and units	740,250	1,055,829
Payment against long term loan	(9,263)	(8,989)
Payment against notes payable	(96,000)	(156,500)
Payment against notes payable- related parties	-	(75,000)
Net cash provided by financing activities	2,198,142	1,856,886

Net increase in cash	8,946	53,202
Cash, beginning of year	55,533	41,473
Cash, end of period	$64,479	$94,675

Supplemental disclosure of cash flow information:
Cash paid for interest	$27,022	$25,486
Cash paid for income taxes	$-	$-

Non Cash Investing and Financing Activities:
Conversion of notes payable and accrued interest to common stock	$1,108,321	$532,018
Common stock issued on settlement of debt	$289,675	$-
Notes payable and accrued interest exchanged for common stock units	$66,367	$-
Value of stock options granted in satisfaction of deferred compensation	$1,467,311	$-

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Deficit

(Unaudited)

	Series AA Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Common Stock Subscription	Retained	Total Shareholder's
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Earnings	Deficit

Balance December 31, 2016	1,000	$-	-	$-	134,336,637	$13,434	$9,800,553	$(1,570)	$(18,374,283)	$(8,561,866)

Private placement units issued for cash	-	-	-	-	28,830,028	2,882	737,368	(12,500)	-	727,750
Preferred stock issued for cash	4,000	5	-	-	-	-	-	-	-	5
Shares issued for services	-	-	-	-	3,598,996	359	199,196	-	-	199,555
Shares issued with lock-up agreements	-	-	-	-	126,618	13	7,517	-	-	7,530
Shares issued for conversion of notes payable and accrued interest	-	-	-	-	106,110,372	10,610	3,977,803	-	-	3,988,413
Private placement units issued for conversion of notes payable and accrued interest	-	-	-	-	3,370,041	337	66,029	-	-	66,366
Shares issued related to debt extinguishment	-	-	-	-	1,565,816	156	86,838	-	-	86,994
Shares issued for repayment of accrued liabiity	-	-	-	-	6,125,000	613	202,068	-	-	202,681
Valuation of stock options issued for servces	-	-	-	-	-	-	1,139,403	-	-	1,139,403
Valuation of warrants issued for services	-	-	-	-	-	-	71,113	-	-	71,113
Valuation of stock options issued in exchange of deferred compensation	-	-	-	-	-	-	1,467,311	-	-	1,467,311
Net loss for the period ended September 30, 2017	-	-	-	-	-	-	-	-	(12,579,091)	(12,579,091)
Balance September 30, 2017	5,000	$5	-	$-	284,063,508	$28,404	$17,755,199	$(14,070)	$(30,953,374)	$(13,183,836)

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 1 - Organization and Nature of Business

Endonovo Therapeutics, Inc. and Subsidiaries (the “Company” or “ETI”) is primarily focused in the business of biomedical research and development, particularly in regenerative medicine, which has included the development of its proprietary non-invasive electrocuetical device. The Company has historically been involved with intellectual property licensing and commercialization.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated financial statements as of September 30, 2017 and 2016 are unaudited; however, in the opinion of management such interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the period presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

The consolidated financial statements of the Company include the accounts of ETI and IPR as of March 14, 2012; Aviva as of April 2, 2013; and WeHealAnimals as of November 16, 2013. All significant intercompany accounts and transactions are eliminated in consolidation.

Going Concern

These accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date these consolidated financial statements are issued. The Company has raised approximately $2,302,000 in debt and equity financing for the period January 1, 2017 to September 30, 2017. The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty. To reduce the risk of not being able to continue as a going concern, management has implemented its business plan to materialize revenues from potential, future, license agreements and has initiated a private placement offering to raise capital through the sale of its common stock,. In addition, management has a commitment from a current lender for a total of $2.7 million in the form of convertible notes. As of September 30, 2017, the Company has received cash funding of $1,562,000 for $1,667,500 of convertible notes under this commitment. This commitment is subject to the Company not taking any variable financing from any other investor or lender. Although, uncertainty exists as to whether the Company will be able to generate enough cash from operations to fund the Company’s working capital needs or raise sufficient capital to meet the Company’s obligations as they become due, no adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.

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

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Common equivalent shares, consisting of incremental common shares for the three and nine months ended September 30, 2017 issuable upon the exercise of stock options, warrants, and convertible debt have not been included in the diluted earnings per share calculation for the three and nine months ended September 30, 2017 or 2016 because their effect is anti-dilutive.

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

In November 2015, the FASB issued ASU No 2015-17, Income Taxes (Topic 740). The amendments in ASU 2015-17 change the requirements for the classification of deferred taxes on the balance sheet. Currently, GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The pronouncement is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company has early adopted this pronouncement for the fiscal reporting period ended December 31, 2016, and has reclassified the presentation of deferred income taxes in the prior period to conform to the current year classification in the consolidated balance sheets. As a result of the Company having recognized a valuation reserve for the entire deferred tax liability balance at September 30, 2017 and December 31, 2016, there is no impact of the presentation of deferred income taxes in our financial statements.

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

The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

Note 2 – Property, Plant and Equipment

The following is a summary of equipment, at cost, less accumulated depreciation at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016

Autos	$64,458	$64,458
Medical equipment	5,000	5,000
Other equipment	8,774	8,774
	78,232	78,232
Less accumulated depreciation	73,478	62,407
	$4,754	$15,825

Depreciation expense for the nine months ended September 30, 2017 and 2016 was $11,071 and $11,876, respectively. Repairs and maintenance are charged to expense as incurred while improvements are capitalized. Upon the sale, retirement or disposal of fixed assets, the accounts are relieved of the cost and the related accumulated depreciation with any gain or loss recorded to the consolidated statements of operations.

Note 3 - Notes Payable and Long Term Loan

Notes Payable

During the nine months ended September 30, 2017, the Company issued eleven Convertible Notes (“Variable Notes”) totaling $1,667,500 with original terms ranging from six months to one year with interest rates equal to 10%, and a variable conversion rate with a discount of 30% of the Company’s common stock based on the terms included in the Variable Notes. The Variable Notes contain a prepayment option, which enables the Company to prepay the note subsequent to issuance at a premium of 125%.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

During the nine months ended September 30, 2017, an investor in the Company’s Variable Notes purchased from another holder of the Company’s Variable Notes an aggregate of $920,000 principal and $39,570 of accrued interest with terms that extended the maturities to one-year and increased the interest rate from 6% to 10% and contains a prepayment option, which enables the Company to prepay the note subsequent to issuance. As a result of this modification, the Company recognized a gain on debt extinguishment of $2,358,919 during the nine months ended September 30, 2017.

During the nine months ended September 30, 2017, the Company entered into a settlement agreement with a holder of two $33,000 convertible promissory notes totaling $66,000 in principal and $11,400 accrued interest wherein the Company repaid in full the principal and accrued interest balance with a payment of $90,000. In accordance with FASB ASC 470-50, Debt modifications and Extinguishments, the Company recognized a $58,115 gain on extinguishment of debt in connection with this settlement agreement.

The gross amount of all Variable Notes outstanding at September 30, 2017 is $2,495,315.

Notes payable to a related party in the aggregate amount of $170,000 were extended.

As of September 30, 2017, other notes payable outstanding totaled $974,903, all of which are past maturity.

	September 30,	December 31,
	2017	2016

Notes payable at beginning of period	$3,193,956	$2,333,751
Notes payable issued	1,667,500	1,776,895
Default interest added to note payable	-	62,500
Accrued interest payable added to note payable	39,570	-
Settlements on note payable	-	(55,000)
Repayments of notes payable in cash	(96,000)	(241,500)
Less amounts converted to stock	(1,164,808)	(682,690)
Notes payable at end of period	3,640,218	3,193,956
Less debt discount	(920,773)	(1,145,849)
	$2,719,445	$2,048,107

Notes payable issued to related parties	$170,000	$170,000
Notes payable issued to non-related parties	$2,549,445	$1,878,107

The maturity dates on the notes payable are as follows:

	Notes to
12 months ending,	Related parties	Non-related parties	Total

September 30, 2018	$170,000	$3,470,218	$3,640,218
	$170,000	$3,470,218	$3,640,218

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Long Term Loan

The Company has financed the purchase of an automobile. The maturity dates on the loan are as follows:

Twelve months ending,
September 30, 2018	$7,355
$7,355

Current portion	$7,355
Long term portion	$-

Note 4 - Shareholders’ Deficit

Increase in Authorized Shares

On January 17, 2017, an increase in authorized capital stock from 250,000,000 shares to 500,000,000 shares became effective.

Series B Convertible Preferred Stock

At September 30, 2017, there are 50,000 shares of Series B Convertible Preferred Stock (“Series B”) which are authorized and convertible into a like amount of common shares. None of the Series B have been issued or are outstanding at September 30, 2017.

Common Stock

The Company has entered into consulting agreements with various consultants for service to be provided to the Company. The agreements stipulate a monthly fee and a certain number of shares that the consultant vests in over the term of the contract. The consultant is issued a prorated number of shares of common stock at the beginning of the contract, which the consultant earns over a three-month period. At the anniversary of each quarter, the consultant is issued a new allotment of common stock during the first 3 years of engagement and discretionary bonuses. In accordance with ASC 505-50 – Equity-Based Payment to Non-Employees, the common stock shares issued to the consultant are valued upon their vesting, with interim estimates of value as appropriate during the vesting period. During the nine months ended September 30, 2017, the Company issued 3,598,996 shares of common stock with a value of $195,555 related to these consulting agreements.

During the nine months ended September 30, 2017, the Company issued pursuant to two private placement offerings 32,200,069 shares of common stock and the same number of warrants for cash of $727,750 and conversion of notes and accrued interest in the amount of $66,367. The Company also issued 106,110,372 shares of common stock for the conversion of notes and accrued interest of $1,108,321, which resulted in a loss on debt extinguishment of $269,255 during the nine months ended September 30, 2017.

Also, during the nine months ended September 30, 2017, the Company issued 126,618 shares of common stock valued at $7,530 related to the extension of outstanding notes and lock-up agreements, 6,125,000 shares of common stock valued at $202,681 for partial repayment of a $175,000 accrued liability in connection with a variable note settlement agreement entered into in December 2016, and 1,565,816 shares of common stock valued at $86,994 for settlement of the principal and interest outstanding on two notes payable.

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

Each holder of outstanding shares of Series AA Super Voting Preferred Stock shall be entitled to one hundred thousand (100,000) votes for each share of Series AA Super Voting Preferred Stock held on the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company. During the quarter ended September 30, 2017, the Company issued 4,000 shares of Series AA Preferred Stock to an officer and director of the Company for $4. As of September 30, 2017, there were 5,000 shares of Series AA Preferred Stock outstanding.

Warrants

During the nine months ended September 30, 2017, in conjunction with the sale of common stock and issuance of notes, the Company issued three and five-year common stock purchase warrants to acquire up to 32,200,069 shares of common stock. These warrants have exercise prices ranging from $0.0165 to $1.00 per share. In addition, during the nine months ended September 30, 2017, the Company issued five-year common stock purchase warrants to acquire up to 1,100,678 shares of common stock valued at $71,113 related to consulting services received by the Company. These warrants have exercise prices ranging from $0.0961 to $0.2669 per share. The balance of all warrants outstanding as of September 30, 2017 is as follows:

	Outstanding Warrants
		Weighted Average
		Exercise Price
	Shares	Per Share
Outstanding at January 1, 2017	9,494,940	$0.33
Granted	33,300,747	$0.24
Cancelled	-	$-
Exercised	-	$-
Outstanding at September 30, 2017	42,795,687	$0.26

Exercisable at September 30, 2017	42,795,687	$0.26

Stock Options

During the nine months ended September 30, 2017, the Company granted stock options to independent contractors exercisable into up to 25,272,305 shares of common stock with exercise prices ranging from $0.0269 to $0.054 per share, lives ranging from three to ten years, and cashless exercise rights and were valued at $1,139,403 using the Black Scholes option pricing model. The stock options vested on grant and were expensed in full during the nine months ended September 30, 2017.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

In addition, during the nine months ended September 30, 2017, the Company issued stock options to independent contractors exercisable into up to 67,931,064 shares of common stock in exchange for the conversion of $1,467,311 of deferred compensation due to the independent contractors. These options have an exercise price of $0.0216 per share, a three-year life and cashless exercise rights. These options vested on grant. The balance of all stock options outstanding as of September 30, 2017 is as follows:

		Weighted Average	Weighted Average	Aggregate
		Exercise Price	Remaining Contractual	Intrinsic
	Options	Per Share	Term (years)	Value
Outstanding at January 1, 2017	-	$-
Granted	93,203,369	$0.029
Cancelled	-	$-
Exercised	-	$-
Outstanding at September 30, 2017	93,203,369	$0.029	4.29	$2,674,937

Exercisable at September 30, 2017	93,203,369	$0.029	4.29	$2,674,937

The following assumptions were used at September 30, 2017 to value the stock options using the Black Scholes option pricing model.

Nine months ended
September 30, 2017

Expected term	1.5 - 5 years
Exercise price	$0.0216 - $0.054
Expected volatility	184% - 190%
Expected dividends	None
Risk-free interest rate	1.23% - 1.79%
Forfeitures	None

Note 5 – Related Party Transactions

One officer and executive of the Company has entered into note payable agreement with the Company. The balance of notes payable from related parties at September 30, 2017 is $170,000.

As of September 30, 2017 and December 31, 2016, the balance of two executive officers and the operations manager deferred compensation is approximately $1,155,794 and $1,861,327, respectively. During the nine months ended September 30, 2017, these individuals converted a total of $660,000 of deferred compensation into three-year stock options exercisable into up to 30,555,555 shares of common stock at an exercise price of $0.0216 per share.

From time-to-time executive officers and the operations manager of the Company advance monies to the Company to cover costs. During the nine months ended September 30, 2017, officers advanced $12,650 of funds to the Company of which $11,500 were repaid during the period. The balance of short-term advances due to executive officers of the Company at September 30, 2017 is $6,973.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

During the quarter ended September 30, 2017, 4,000 shares of Series AA Preferred Stock was issued to an officer and director of the Company for $4.

Note 6 – Fair Value Measurements

The Company has issued Variable Debentures which contained variable conversion rates based on unknown future prices of the Company’s common stock. This results in a conversion feature. The Company measures the conversion feature using the Black Scholes option pricing model using the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Expected term	.01 months - 1 year	1 month - 1 year	.01 months - 1 years	1 month - 2.2 years
Exercise price	$0.0130-$0.0182	$0.0690-$0.1051	$0.0085-$0.0385	$0.0645-$0.28
Expected volatility	189%-200%	255%-276%	189%-201%	220%-276%
Expected dividends	None	None	None	None
Risk-free interest rate	1.05% to 1.31%	0.52% to 0.59%	1.03% to 1.31%	0.45% to 1.06%
Forfeitures	None	None	None	None

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

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The following table presents changes in the liabilities with significant unobservable inputs (level 3) for the nine months ended September 30, 2017:

Derivative
Liability
Balance December 31, 2016	$1,927,752

Issuance of convertible debt	5,781,056
Settlements by debt extinguishment	(7,437,183)
Change in estimated fair value	6,945,434

Balance September 30, 2017	$7,217,059

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

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The following table presents balances in the liabilities with significant unobservable inputs (Level 3) at September 30, 2017:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

As of September 30, 2017
Derivative liability	$-	$-	$7,217,059	$7,217,059
Total	$-	$-	$7,217,059	$7,217,059

Note 7 – Commitments and Contingencies

Legal Matters

The Company may become involved in various legal proceedings in the normal course of business.

On September 19, 2017, the Company entered into a Settlement Agreement with Kodiak Capital Group, LLC for $80,000 relative to the 2015 EPA Agreement.

Note 8 – Subsequent Events

Subsequent to September 30, 2017, an aggregate of 74,026 shares of restricted common stock were issued for services.

Subsequent to September 30, 2017, the Company issued 10,160,435 shares of its restricted common stock and 9,697,473 warrants pursuant to a Private Placement Memorandum and private offerings for $429,990 in cash and $30,000 of converted notes.

Subsequent to September 30, 2017, an aggregate of 10,320,197 shares of restricted common stock were issued on the conversion of $160,000 of principal and $7,600 of accrued interest pursuant to one Variable Note.

Subsequent to September 30, 2017, an aggregate of 252,676 shares of restricted common stock were issued pursuant to leak out agreements.

Subsequent to September 30, 2017, the Company cancelled 196,078 shares of restricted common stock priced at $12,500 previously issued under a subscription agreement and 196,078 warrants to purchase the Company’s common stock.

Subsequent to September 30, 2017, the Company received $195,000 of funding in connection with $210,000 of convertible notes issued.

Subsequent to September 30, 2017, the Company issued a final tranche of 600,000 shares as full repayment on the $175,000 accrued liability in connection with a variable note settlement agreement entered into in December 2016.

As a result of these issuances the total number of shares outstanding is 305,274,764.

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

Overview

Endonovo Therapeutics, Inc. (the “Company” or “ETI”) operates in two business segments: (1) intellectual property licensing and commercialization; and (2) biomedical research and development which has included development of its proprietary non-invasive electrocuetical device.

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

In November 2015, the FASB issued ASU No 2015-17, Income Taxes (Topic 740). The amendments in ASU 2015-17 change the requirements for the classification of deferred taxes on the balance sheet. Currently, GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The pronouncement is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company has early adopted this pronouncement for the fiscal reporting period ended December 31, 2016, and has reclassified the presentation of deferred income taxes in the prior period to conform to the current year classification in the consolidated balance sheets. As a result of the Company having recognized a valuation reserve for the entire deferred tax liability balance at September 30, 2017 and December 31, 2016, there is no impact of the presentation of deferred income taxes in our financial statements.

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

The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

Results of Operations

Three Months ended September 30, 2017 and 2016

	Three Months Ended September 30,		Favorable
	2017	2016	(Unfavorable)%

Operating expenses	$1,035,628	$1,310,748	$275,120	-21.0%

Loss from operations	(1,035,628)	(1,310,748)	275,120	-21.0%

Other income (expense)	(5,636,476)	(908,093)	(4,728,383)	520.7%

Net income (loss)	$(6,672,104)	$(2,218,841)	$(4,453,263)	200.7%

Operating Expenses

Our operating expenses for the three months ended September 30, 2017 were approximately $1,035,628 compared to $1,310,748 for the corresponding period of the previous year. The operating expenses were comprised primarily from consulting and professional fees for the development of our intellectual property and expenses related to being a public company. A significant portion of these fees were paid for with the issuance of restricted shares of common stock. During the three months ended September 30, 2017, 576,660 shares of common stock were issued for consulting services valued at $15,720 as compared to 4,513,514 shares of common stock being issued for consulting services valued at $663,519, during the corresponding period of the previous year.

Other Income (Expense)

Other income (expense) for the quarter ended September 30, 2017 was expense of $5,636,476 compared to expense of $908,093 for the quarter ended September 30, 2016. This change was due primarily to a change in valuation of our derivative liabilities and net of interest expense resulting from the amortization of the discounts on notes payable. In addition, we had a loss on extinguishment of debt of $58,197 during the quarter ended September 30, 2017 compared to a loss of $42,507 during the quarter ended September 30, 2016. We anticipate continued large fluctuations in other income (expense) as a result of quarterly re-evaluation of these derivative liabilities.

Nine months ended September 30, 2017 and 2016

	Nine Months Ended September 30,		Favorable
	2017	2016	(Unfavorable)%

Operating expenses	$3,770,929	$4,778,109	$1,007,180	21.1%

Loss from operations	(3,770,929)	(4,778,109)	1,007,180	21.1%

Other income (expense)	(8,808,162)	202,268	(9,010,430)	NM

Net loss	$(12,579,091)	$(4,575,841)	$(8,003,250)	-174.9%

Operating Expenses

Our operating expenses for the nine months ended September 30, 2017 were approximately $3,770,929 compared to $4,778,109 for the corresponding period of the previous year. The operating expenses were comprised primarily from consulting and professional fees for the development of our intellectual property and expenses related to being a public company. A significant portion of these fees were paid for with the issuance of restricted shares of common stock. During the nine months ended September 30, 2017, 3,598,996 shares of common stock were issued for consulting services valued at $199,555 as compared to 9,346,760 shares of common stock being issued for consulting services valued at $2,291,373, during the corresponding period of the previous year. Also, during the nine months ended September 30, 2107 the company issued stock options valued at $1,139,403 to independent contractors.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2017 was expense of $8,808,162 compared to income of $202,268 for the nine months ended September 30, 2016. This change was due primarily to a change in valuation of our derivative liabilities and net of interest expense resulting from the amortization of the discounts on notes payable. In addition, we had income on extinguishment of debt of $2,175,459 during the nine months ended September 30, 2017 compared to a loss of $435,625 during the nine months ended September 30, 2016. We anticipate continued large fluctuations in other income (expense) as a result of quarterly re-evaluation of these derivative liabilities.

Liquidity and Capital Resources

	As of		Favorable
	September 30, 2017	December 31, 2016	(Unfavorable)
Working Capital

Current assets	$155,479	$302,854	$(147,375)
Current liabilities	13,189,069	8,721,324	(4,467,745)
Working capital deficit	$(13,033,590)	$(8,418,470)	$(4,615,120)

Long-term debt	$155,000	$159,221	$4,221

Stockholders' deficit	$(13,183,836)	$(8,561,866)	$(4,621,970)

	Nine Months Ended September 30,		Favorable
	2017	2016	(Unfavorable)
Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(2,189,196)	$(1,803,684)	$(385,512)
Investing activities	$-	$-	$-
Financing activities	$2,198,142	$1,856,886	$341,256

	As of		Favorable
	September 30, 2017	December 31, 2016	(Unfavorable)
Balance Sheet Select Information

Cash	$64,479	$55,533	$8,946

Accounts payable and accrued expenses	$3,238,237	$4,727,247	$1,489,010

Since inception and through September 30, 2017, the Company has raised approximately $7.8 million in equity and debt transactions. These funds have been used for the operations of the Company to acquire and the development of its intellectual property portfolio. These activities include attending trade shows and corporate development. Our accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these condensed consolidated financial statements. The Company has incurred substantial losses since inception. Its current liabilities exceed its current assets and available cash is not sufficient to fund expected future operations. The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern. To reduce the risk of not being able to continue as a going concern, management has implemented its business plan to materialize revenues from potential, future, license agreements and has initiated a private placement offering to raise capital through the sale of its common stock. In addition, management has a commitment from a current lender for a total of $2.7 million in the form of convertible notes. As of September 30, 2017, the Company has received cash funding of $1,562,000 for $1,667,500 of convertible notes under this commitment. This commitment is subject to the Company not taking any variable financing from any other investor or lender. Although, uncertainty exists as to whether the Company will be able to generate enough cash from operations to fund the Company’s working capital needs or raise sufficient capital to meet the Company’s obligations as they become due, no adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty. Our cash on hand at September 30, 2017 was approximately $64,479. This will be insufficient to fund operations if additional capital is not raised. The Company raised an aggregate of approximately $2,302,000 through the sale of equity and debt securities during the nine months ended September 30, 2017.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that as of September 30, 2017 our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended September 30, 2017. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect. Notwithstanding the foregoing, a consultant has commenced litigation against us, which is in the early stages. We anticipate that these matters will be settled, however, if a settlement cannot be reached, we will vigorously defend these matters and we do not believe that there will be any material adverse effect as a result thereof, but there is always uncertainty in any litigation and a result cannot be guaranteed.

Item 1A. Risk Factors.

We are a Smaller Reporting Company (as defined in Rule 12b-2 of the Exchange Act) and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Number of
Common Shares	Source of
Issued	Payment	Amount
576,660	Services	$15,720
12,500	Note extension	$386
12,655,161	Cash	$255,000
23,024,976	Conversion of notes	$660,743
3,625,000	Settlement of Liabilities	$103,730

The above issuances of securities during the three months ended September 30, 2017 were exempt from registration pursuant to Section 4(2), and/or Regulation D promulgated under the Securities Act. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

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

Dated: November 7, 2017	Endonovo Therapeutics, Inc.

	By:	/s/ Alan Collier
Alan Collier
Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

