Form 10-Q/A
period 2017-09-30
ENDONOVO THERAPEUTICS, INC.
filed 2017-11-09
CIK 1528172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A-1

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

Yes [  ] No [X]

As of November 3, 2017, there were 305,274,764 shares of common stock, $0.0001 par value issued and outstanding.

Explanatory Note

We missed a typo with respect to the total share count on cover page causing a 302 million share differential. As such we are revising the cover page outstanding share amount to reflect the correct number of shares 305,274,764.

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

Dated: November 9, 2017	Endonovo Therapeutics, Inc.

	By:	/s/ Alan Collier
Alan Collier
Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

