Form 10-K
period 2017-12-31
ENDONOVO THERAPEUTICS, INC.
filed 2018-04-06
CIK 1528172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[ ]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting Common Stock held by non-affiliates, computed by reference to the price at which the voting Common Stock was sold as of the last business day of the Company’s most recently completed second fiscal quarter is $7,634,351.

As of April 6, 2018, the registrant had 341,345,596 shares of its common stock, par value $0.0001 per share, outstanding.

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

PART I

Overview

Endonovo Therapeutics, Inc. and Subsidiaries (the “Company” or “ENDV” “we” “us” “our”) is primarily focused in the business of biomedical research and development, particularly in regenerative medicine, which has included the development of its proprietary non-invasive electrocuetical device and intellectual property licensing and commercialization.

Our intellectual property management and commercialization segment is focused primarily on licensing various commercially desirable technologies and patents from companies that need operating capital or that need help commercializing their technology and sublicense such technology in designated territories. This segment acquires exclusive licenses for marketable technology normally without the payment of any upfront license fee to the licensor and thereafter, to sub-license the technology in the designated markets, including Asia, Europe, and Brazil. Our results depend upon our ability to locate available, licensable, and readily marketable technology, to negotiate favorable licenses for such technology, and to sub-license the technology in the designated markets at a sufficient level of volume in an effort to generate maximum revenues. Due to the history of our acquisitions, as set forth below, and management’s assessment of what has been the most promising of our technologies, we have determined to focus ourselves as a developer of biotechnology, particularly in regenerative medicine. We are commercial stage developer of non-invasive medical devices designed to deliver its proprietary Electroceutical™ Therapy for the treatment of inflammatory conditions, cardiovascular diseases and central nervous system disorders.

Corporate History

Our predecessor company, Hanover Asset Management, Inc. was incorporated in November 2008 in California. For the purpose of reincorporating in Delaware, we merged with a newly incorporated successor company, Hanover Portfolio Acquisitions, Inc., in July 2011 under which we continue to operate.

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

Acquisition of WeHealAnimals, Inc.

On November 16, 2013, the Company entered into an Acquisition Agreement (the “Acquisition Agreement”) with (i) WeHealAnimals ,Inc. (“WHA”) and (ii) the sole shareholder of WHA (the “Shareholder”) pursuant to which the Company acquired all of the outstanding shares of WHA in exchange for the issuance of 3,000 shares of our common stock, par value $0.0001 per share and $96,000 to the Shareholder (the “Share Exchange”). As a result of the Share Exchange, WHA became a wholly-owned subsidiary of the Company and all of the equity of WHA including its and its sole shareholder’s intellectual property became the property of the Company. This obligation was fully paid on December 15, 2015 through the issuance of 350,000 shares of stock to the CEO of WHA. WHA is a Nevada corporation with intellectual property in the fields of bio-technology including its biologics and time-varying electromagnetic frequencies with potential applications on people and animals that management believes can be developed to the benefit of the Company and its shareholders. WHA’s sole shareholder was formerly Chairman and Chief Scientist of Regenetech, Inc. Regenetech was acquired by a company that wanted its technology, biomolecules grown in microgravity, for use in cosmetics. WHA’s sole shareholder left Regenetech with exclusive rights to this proprietary non-invasive electrocuetical technology and stem cell technologies, including the patents and patent applications relating thereto.

Other than in respect to the transaction, there is no material relationship between WHA’s sole stockholder and any of the Company’s affiliates, directors or officers.

Present Development Plans

Establish SofPulse™ as standard care for post-surgical healing in cosmetic surgery

We will seek to commercialize our Electroceutical™ Therapy for the treatment of pain and post-surgical edema with a specific concentration on cosmetic surgeries, including breast augmentation, reduction and reconstruction surgery, rhinoplasty, and liposuction procedures. An American Society of Plastic Surgeons report found Americans spent more than $16 billion on cosmetic plastic surgeries and minimally invasive procedures in 2016, the most the U.S. has ever spent on such operations. In 2016, 290,467 breast augmentation surgeries were performed, 223,018 rhinoplasty procedures, 127,633 tummy tucks, 235,237 liposuction procedures, and 18,489 buttock augmentations were performed across the U.S., respectively.

We will seek to target this market by hiring a small 10 to 15 person sales team specifically targeting cosmetic surgeons. We currently have a small group of cosmetic surgeons who prescribe our Electroceutical™ Therapy to their patients and include the cost of our Electroceutical™ Therapy in the total cost of the procedure. We will also pursue licensing and/or distribution agreements for cosmetic surgery indications.

Our Electroceutical™ Therapy was previously licensed to Allergan by Ivivi Technologies (predecessor firm and original owner of SofPulse™) for the cosmetic surgery market. This licensing agreement was terminated when Ivivi Technologies failed to secure FDA-Clearance for the palliative treatment of pain and post-surgical edema. We believe that a similar licensing agreement or a marketing/distribution agreement can be secured to target the cosmetic surgery market.

Establish dedicated sales team to target skilled nursing facilities and the elderly care market

We will seek to market and sell our Electroceutical Therapy to skilled nursing facilities (SNFs), which include both long-term residential care and short-term post-acute or rehabilitative care.

While the number of Americans living in SNFs for extended periods has fallen steadily over the past decade as an increasing proportion of older individuals remain in their homes or in assisted living facilities, the number receiving short-term nursing care has risen dramatically. In 2014, 1.7 million fee- for-service (FFS) Medicare beneficiaries were cared for in 15,000 SNFs, costing Medicare USD $28.6 billion. This represents 2.4 million SNF stays: 20 percent of all hospitalized FFS Medicare beneficiaries are discharged to a SNF. The majority of these facilities are the same institutions as those providing residential long-term care: 95 percent of SNFs provide both kinds of carei.

SNF residents, whether short- or long-term, tend to be old, female, and have multiple impairments in their activities of daily living (ADLs). Of those in SNFs in 2014, 16.6 percent were between the ages of 65 and 74, 26.6 percent were between 75 and 84, 33.7 percent were between 85 and 94, and 7.8 percent were 95 years of age or olderii. In the same population, 6.1 percent had impairments in three ADLs, 41.2 percent had impairments in four ADLs, and 22.4 percent had impairments in five ADLs. Cognitive impairment is also widespread in this population, with 36.9 percent exhibiting severe impairment, 24.9 percent having moderate impairment, and 38.2 percent with mild or no impairment.

SNF care represents a substantial segment of health care costs for older individuals: in the United States in 2010, $143 billion was spent on SNF care, of which 14 percent was paid by Medicare, 63 percent by Medicaid, and 22 percent privatelyiii. The costs of care are covered differently, depending on whether the patient is receiving long- or short-term care.

In addition to the use of our Electroceutical™ Therapy for the palliative treatment of pain and post-surgical edema, our Electroceutical™ Therapy received CMS National Coverage for the treatment of chronic wounds in 2004. We believe that this reimbursement will allow SNFs to purchase our SofPulse™ medical devices for treating elderly patients suffering from chronic wounds and pressure ulcers, which affects between 8 to 28 percent of all nursing home patients. Pressure ulcers are both common and very costly, and on average, per Medicare’s self-reporting of claims payments, a single hospitalization related to an acute pressure sore treatment need of a patient often resulted in prolonged stays due to complications and the slow healing process of the wound itself.

On average, these stays for stage two or higher pressure ulcers cost insurers no less than $16,000 per patient, who frequently requires eight (8) to nine (9) additional days in an extremely costly hospital care setting due to the precarious nature of bedsore injuries in the elderly. On average, these stays for stage two or higher pressure ulcers cost insurers no less than $16,000 per patient, who frequently requires eight (8) to nine (9) additional days in an extremely costly hospital care setting due to the precarious nature of bedsore injuries in the elderly.

We believe our Electroceutical Therapy presents both cost savings opportunities for SNFs and improve patient outcomes. We will seek to target these approximately 15,000 SNFs using the same small sales and marketing team outlined above.

Pursue licensing and/or distribution agreements to enter European market

Our Electroceutical™ Therapy (SofPulse™) received CE Mark certification for commercial distribution in the member countries of the European Union for use in the promotion of wound healing, reduction of pain and post operative edema. We will seek commercial partners and or marketing/distribution agreements to penetrate the European market. We anticipate a significant amount of our efforts will concentrate on wound healing due to the aging population in the European Union and a lack of effective treatment options for patients with pressure ulcers/chronic wounds.

i Medicare Payment Advisory Committee. Report to the Congress: Medicare payment policy. Washington, DC 2016.

http://medpac.gov/documents/reports/march-2016-report-to-the-congress-medicare-payment-

ii Centers for Medicare and Medicaid Services. Nursing Home Data Compendium, 2015. https://www.cms.gov/Medicare/Provider-Enrollment-and-Certification/CertificationandComplianc/Downloads/nursinghomedatacompendium_508-2015.pdf

iii Henry J Kaiser Family Foundation. Overview of nursing facility capacity, financing, and ownership in the United States. June 2013.

http://kff.org/medicaid/fact-sheet/overview-of-nursing-facility-capacity-financing-and-ownership-in-the-united-states-in-2011/

Design neurology-specific devices to deliver our Electroceutical™ Therapy

We are currently in the process of designing a neurology-specific medical device to deliver our Electroceutical™ Therapy for the treatment of central nervous system disorders. We believe the design and functionality of our CNS- specific devices is a critical component for market penetration and share, as well as patient compliance.

Furthermore, the design of a CNS-specific medical device will allow our Electroceutical Therapy to be more precisely delivered to the brain. Additionally, in most cases, our Electroceutical™ Therapy will be used at home and self-administered by patients. Therefore, the design, fit, and functionality of our CNS-specific devices will be critical to achieve patient compliance, market penetration and adoptions, and ultimately clinically meaningful outcomes.

Design cardiovascular-specific devices to deliver our Electroceutical™ Therapy

Prior to pursuing a larger clinical trial to assess the efficacy of our Electroceutical™ Therapy for the treatment of ischemic cardiomyopathy, we will seek to design a cardiovascular-specific medical device to target the heart. The pilot clinical trial conducted on “no option” ischemic cardiomyopathy patients used an older version of our medical devices, which were secured on patients using a garment. We believe the fit, design and functionality of our medical devices used to deliver our Electroceutical Therapy in cardiovascular disease patients will be a critical component to patient compliance, market penetration and adoption, as well as the achievement of clinically meaningful outcomes.

Pursue a Humanitarian Device Exemption for treating encephalopathy in Lyme disease patients

We are seeking to enter the CNS market via a Humanitarian Device Exemption (HDE), which is regulatory pathway for medical devices addressing rare diseases that occur in no more than 8,000 individual per year in the United States. The HDE pathway is the medical device equivalent of orphan drugs and is similar in both form and content to an FDA Pre-Market Approval (PMA). However, rather than being required to demonstrate safety and efficacy, the HDE pathway allows for medical devices to receive FDA Approval if they can demonstrate that their probable benefit outweighs their probable risk.

We will seek to enter the CNS market via a HDE for the treatment of encephalopathy in Lyme disease patients. Our FDA-Cleared Electroceutical Therapy is currently prescribed by a group of physicians to reduce neuroinflammation. We will seek to gather data from approximately 10 to 15 patients to support a Humanitarian Device Exemption from the FDA to reduce neuroinflammation in Lyme disease patients.

In general, the HDE pathway contains restrictions on profit for medical device manufactures. However, the Food and Drug Administration Amendments Act of 2007 (FDAAA) contained incentives to facilitate development of medical devices for pediatric populations (defined as patients who are younger than 22 years of age). Under section 520(m)(6)(A)(i) of the FD&C Act, an HUD is only eligible to be sold for profit after receiving an HDE approval if the device is intended for the treatment or diagnosis of a disease or condition that either:

1.	occurs in pediatric patients or in a pediatric subpopulation, and such device is labeled for use in pediatric patients or in a pediatric subpopulation in which the disease or condition occurs; OR

2.	occurs in adult patients and does not occur in pediatric patients or occurs in pediatric patients in such numbers that the development of the device for such patients is impossible, highly impracticable, or unsafe.

The number of HDE devices that may be sold for profit is limited to a quantity known as the Annual Distribution Number (ADN). If the FDA determines that an HDE holder is eligible to sell the device for profit, FDA will determine the ADN and notify the HDE holder. The ADN is calculated by taking the number of devices reasonably necessary to treat or diagnose an individual per year and multiplying it by 8000. For example, if the typical course of treatment using an HDE device, in accordance with its intended use, requires the use of two devices per patient per year, then the ADN for that HDE device would be 16,000 (i.e., 2 x 8000). If the number of devices distributed in a year exceeds the ADN, the sponsor can continue to sell the device but cannot earn a profit for the remainder of the year.

We believe encephalopathy in Lyme disease patients may allow us to sell our medical devices for profit.

Our initial step to pursue this pathway is to file an application to the FDA to designate our medical device as a Humanitarian Use Device (HUD), which is a medical device intended to benefit patients in the treatment or diagnosis of a disease or condition that affects or is manifested in not more than 8,000 individuals in the United States per year. In order to obtain HUD designation, the applicant must provide documentation, with appended authoritative references, to demonstrate that the device meets this definition. In addition to the documentation describing the disease or condition, the applicant must also provide the proposed indications for use of the device, and the reasons why such a device is needed for the patient population. One aspect that has become increasingly difficult is if the HUD is proposed for an indication that represents a subset of a common disease or condition. In these situations, the applicant must demonstrate that the subset is an “orphan subset.” An “orphan subset” is a regulatory phrase used to describe the subset of individuals with a non-rare disease or condition on who use of a device is appropriate, where use of the device on the remaining individuals with that disease or condition would be inappropriate given some intrinsic feature of the device (e.g., adverse event profile or mode of action). An “orphan subset” is not a readily identifiable subset or a group of patients who meet or do not meet the inclusion and exclusion criteria for a clinical study. Likewise, they are not patients with an unmet medical need. If the HUD application is designated, the applicant can then submit the HDE marketing application to the Center for Devices and Radiological Health (CDRH) or Center for Biologics Evaluation and Research (CBER) for marketing review.

The figure below is an estimated regulatory timeline to obtain a Humanitarian Device Exemption for our Electroceutical™ Therapy for the treatment of encephalopathy in Lyme disease patients.

Pursue a “label expansion” strategy in CNS disorders

If we are able to secure a Humanitarian Device Exemption for our Electroceutical™ Therapy from the FDA for the treatment of encephalopathy in Lyme disease patients, we will then pursue a “label expansion” strategy. This would entail entering the CNS market via the HDE pathway for the treatment of encephalopathy in Lyme disease patients and then applying to expand the label for our Electroceutical Therapy for other CNS disorders we are pursuing, including acute concussion, traumatic brain injury, post-concussion syndrome, multiple sclerosis and stoke. This strategy will require that we conduct several clinical trials simultaneously in order to fully benefit from pursuing a HDE pathway and label expansion strategy; such benefits include a potentially shorter and less costly regulatory process for our other CNS indications.

Leverage our first-to-market position to rapidly drive market penetration

There are currently no effective treatments for most CNS disorders and many pharmaceutical companies, such as Pfizer are shifting their resources to other indications outside of CNS disorders. Furthermore, several of our competitors in neurological devices, including implantable vagus nerve stimulators, trigeminal nerve stimulators, Transcutaneous Magnetic Stimulation (TMS), Transcutaneous Direct Current Stimulators (tDCS), suffer from a lack of understanding of their mechanism of action, a lack of industrial design and engineering to increase their market penetration and adoption. These factors may allow us to reach market faster and capture a significant market share. Furthermore, we believe elegant design of CNS-specific devices with market leading fit and functionality may allow us to increase market penetration and adoption in CNS disorders, which represent a substantially unmet clinical need.

Expand our Electroceutical™ Therapy into peripheral artery disease (PAD), non-alcoholic fatty liver disease (NAFLD) and chronic kidney disease (CKD)

We are currently conducting several pre- clinical studies to assess the effectiveness of our Electroceutical Therapy in animal models of critical limb ischemia (CLI), non-alcoholic steatohepatitis (NASH) and renal inflammation.

We recently completed a mouse model of CLI, which found that animals treated three times per day with the our Pulsed Electromagnetic Fields (PEMF) device had significantly higher blood flow (ratio of blood flow of the ischemic limb to blood flow of non-ischemic limb) at day 7 and 14 (57% and 71%, versus 36% and 52%) versus the controls. Furthermore, animals treated with PEMF three times per day had significantly improved foot movement scores and less tissue damage in the ischemic hind limb versus the controls. Critical Limb Ischemia (CLI) is an advanced stage of Peripheral Artery Disease (PAD), a common vascular disease that affects approximately 200 million people worldwide, where fatty deposits block arteries in the legs, leading to pain, non-healing ulcers, and gangrene. Worldwide, approximately 22-30 million people suffer from CLI, according to The Sage Group. Patients with CLI have a high risk of amputation and death, and patients unsuitable for revascularization are left with no adequate treatment options.

Furthermore, we are preparing to evaluate the effectiveness of our Electroceutical™ Therapy in reducing liver inflammation in a mouse model of non-alcoholic steatohepatitis (NASH). The American Liver Foundation estimates that up to 30% of the U.S. population is affected by non-alcoholic fatty liver diseases, including NASH and other obesity related liver ailments. NASH is liver inflammation and cellular damage caused by a buildup of fat in the liver. NASH occurs in people who drink little or no alcohol, especially people who are middle-aged and overweight or obese. Approximately 20% of NASH cases result in scarring of the liver and cirrhosis if untreated, with the most acute cases often requiring liver transplantation. There are no approved therapies for the treatment of NASH and there are few pharmaceutical therapies nearing approval over the next several years.

We are also preparing to evaluate the effectiveness of our Electroceutical™ Therapy in the treatment of renal inflammation in a unilateral ureter obstruction (UUO) animal model. More than 31 million people in the United States are currently living with chronic kidney disease (CKD), according to the American Kidney Fund. Diabetes and high blood pressure are the most common causes of kidney disease. Chronic kidney disease means lasting damage to the kidneys that can get worse over time and in cases where the damage is severe, it can lead to kidney failure, also known as end-stage renal disease. If the kidneys fail the only option for patients is a kidney transplant or dialysis. According to the National Institute of Diabetes and Digestive and Kidney Disease (NIDDK), the five-year survival rate for dialysis patients is only 35.8%, in comparison to a five-year survival rate of 85.5% for transplant patients. However, there are currently 100,791 people waiting for a kidney transplant, according to the National Kidney Foundation. This severe donor kidney shortage means that the median wait time for a patient’s first kidney transplant is 3.6 years. A significant rise in the pool of patients suffering from CKD, particularly the rising number of elderly people prone to a variety of diseases, such as diabetes, cardiovascular disorders and neurological conditions that affect the kidneys severely will grow the demand for CKD treatments.

The market for chronic kidney disease (CKD) drugs is estimated to reach $15.8 billion by 2024, according to Transparency Market Research. Several kidney diseases have a strong inflammatory component and our aim is to demonstrate the anti-inflammatory and anti-fibrotic properties of our Electroceutical™ Therapy. Reversing inflammation in the kidneys that can cause injury, fibrosis and ultimately end-stage renal disease may provide a significant opportunity for our Electroceutical Therapy to achieve high market penetration and adoption as well as produce significantly meaningful clinical outcomes.

Pursue potential licensees or strategic partnerships for chronic kidney disease (CKD)

We believe a significant opportunity for our Electroceutical™ Therapy will be in the adjunctive treatment of chronic kidney disease. Chronic kidney disease is a type of kidney disease in which there is a gradual loss of kidney function over a period of months or years.

Causes of CKD include diabetes, high blood pressure, glomerulonephritis, and polycystic kidney disease. The diagnosis of CKD is generally by blood tests to measure the glomerular filtration rate and urine tests to measure albumin. Further tests, such as an ultrasound or kidney biopsy may be done to determine the underlying cause.

Chronic kidney disease affected about 323 million people globally in 2015iv. In 2015 it resulted in 1.2 million deaths, up from 409,000 in 1990. The causes that contribute to the greatest number of deaths are high blood pressure at 550,000, followed by diabetes at 418,000, and glomerulonephritis at 238,000.

All individuals with a glomerular filtration rate (GFR) <60 ml/min/1.73 m2 for 3 months are classified as having chronic kidney disease, irrespective of the presence or absence of kidney damage. The rationale for including these individuals is that reduction in kidney function to this level or lower represents loss of half or more of the adult level of normal kidney function, which may be associated with a number of complications such as the development of cardiovascular diseasev.

Protein in the urine is regarded as an independent marker for worsening of kidney function and cardiovascular disease. Hence, British guidelines append the letter “P” to the stage of chronic kidney disease if protein loss is significantvi.

Inflammation as an essential part of CKD has been recognized since the 1990’s, when it was liked to cardiovascular disease, protein-energy wasting, and mortalityvii,viii. Over the last 15 years there has been a growing interest in inflammation in CKD and end-stage renal disease (ESRD), which led to the change in the perception of inflammation from a novel to a well-established risk factor of morbidity and mortality in CKD.

The inverse correlation between glomerular filtration rate (GFR) and inflammation has now been proven. In the Chronic Renal Insufficiency Cohort (CRIC) study, biomarkers of inflammation (IL-1β, IL- 1 receptor antagonist, IL-6, TNF-α, CRP, and fibrinogen) were inversely associated with the measures of kidney function and positively with albuminuriaix. Inflammation is present not only in adult, but also in pediatric patients with CKD/ESRDx. The figure below outlines the causes and consequences of inflammation in chronic kidney disease:

A variety of interventions that have been proposed to target inflammation in CKD can be divided into three broad categories: lifestyle modifications, pharmacological interventions, and optimization of dialysisxi.

For ESRD patients, two main approaches to decrease inflammatory load related to the dialysis procedure were proposed: elimination of factors triggering inflammation and direct removal of inflammatory mediatorsxii.

iv GBD 2015 Disease and Injury Incidence and Prevalence, Collaborators. (8 October 2016). “Global, regional, and national incidence, prevalence, and years lived with disability for 310 diseases and injuries, 1990-2015: a systematic analysis for the Global Burden of Disease Study 2015”. Lancet. 388 (10053): 1545–1602.

v National Kidney Foundation (2002). “K/DOQI clinical practice guidelines for chronic kidney disease”

vi National Institute for Health and Clinical Excellence. Clinical guideline 73: Chronic kidney disease. London, 2008.

vii Stenvinkel P, Heimburger O, Paultre F, Diczfalusy U, Wang T, Berglund L, Jogestrand T: Strong association between malnutrition, inflammation, and atherosclerosis in chronic renal failure. Kidney Int 1999;55:1899- 1911.

viii Zimmermann J, Herrlinger S, Pruy A, Metzger T, Wanner C: Inflammation enhances cardiovascular risk and mortality in hemodialysis patients. Kidney Int 1999;55:648-658.

ix Gupta J, Mitra N, Kanetsky PA, Devaney J, Wing MR, Reilly M, Shah VO, Balakrishnan VS, Guzman NJ, Girndt M, Periera BG, Feldman HI, Kusek JW, Joffe MM, Raj DS: Association between albuminuria, kidney function, and inflammatory biomarker profile in CKD in CRIC. Clin J Am Soc Nephrol 2012;7:1938-1946.

x Goldstein SL, Leung JC, Silverstein DM: Pro- and anti-inflammatory cytokines in chronic pediatric dialysis patients: effect of aspirin. Clin J Am Soc Nephrol 2006;1:979-986.

xi Carrero JJ, Yilmaz MI, Lindholm B, Stenvinkel P: Cytokine dysregulation in chronic kidney disease: how can we treat it? Blood Purif 2008;26:291-299.

xii Santoro A, Mancini E: Is hemodiafiltration the technical solution to chronic inflammation affecting hemodialysis patients? Kidney Int 2014;86:235-237.

We are developing our Electroceutical™ Therapy to target inflammation in CKD and ESRD patients. We believe seeking commercial partnerships with several of the largest providers of dialysis may allow our Electroceutical™ Therapy to achieve high market penetration and adoption. Figure 1 below outlines the 10 largest U.S. dialysis providers in 2017.

We anticipate our Electroceutical™ Therapy will be used as an adjunctive therapy in the treatment of inflammation in CKD and ESRD and may not represent a replacement for hemodialysis in patients. However, we believe our Electroceutical™ Therapy may be used early on as an adjunctive treatment in CKD to potentially prevent or delay the progression of CKD to end-stage renal disease by alleviating inflammation and improving glomerular filtration rate (GFR).

Protect and expand our intellectual property

We will continue to protect and expand our portfolio of intellectual property in the non-invasive electrotherapeutic device sector. Our portfolio of intellectual property includes 27 issued patents with foreign patent protection.

Our issued patents include both apparatus and method claims in the treatment of tissues and organs using electromagnetic fields. Our patents for treating certain CNS disorders, including neurological injuries caused by stoke, neurodegenerative conditions and head, cerebral and neural injury in animals and humans were granted by the United States Patent and Trademark Office in 2016. Furthermore, we currently have several pending patent applications for the treatment of certain CNS disorders.

We also have a U.S. Patent (US 8,415,123) covering an electromagnetic apparatus and method for angiogenesis modulation of living tissues and cells that covers the use of our technology and Electroceutical™ Therapy for promoting angiogenesis in cardiovascular disease, cerebral diseases, cerebrovascular diseases, peripheral vascular disease and chronic soft tissue wounds.

We will seek to expand our portfolio of intellectual property to include newly developed apparatuses and methods for treating liver and kidney diseases.

Intellectual Property:

Rio Grande Neurosciences, Inc. Assets

On December 22, 2017, we exercised an option (the “Option”) to acquire intellectual property and other assets (the “RGN Assets”) from Rio Grande Neurosciences, Inc. (RGN). The Option’s price was $4,500,000 of which we paid $3,000,000 in cash and delivered a $1,500,000 secured promissory note due November 30, 2018 and security agreement. We were granted the Option pursuant to a Settlement Agreement and Mutual Release (the “Settlement”) by and among us, RGN, and RGN’s principal shareholder which ended litigation brought by us related to our previous agreement with RGN. The terms of the settlement included a payment of $150,000 to us by RGN (which has been received) and the grant of the Option. The $3,000,000 Option payment was available due to the sale of $700,000 of a new class of preferred stock, a $1,800,000 secured convertible note from Eagle Equities, LLC, and the application of available company funds. The RGN Assets relate to RGN’s Pulsed Electromagnetic Field Therapy (PEMF) portfolio of intellectual property, including 27 issued patents with foreign patent protection covering the therapeutic use of PEMF as well as the treatment of various central nervous system disorders. We intend to initiate and fund both currently planned and all future clinical trials to evaluate the use of PEMF in the treatment of central nervous system disorders, including traumatic brain injury, post-concussion syndrome, stroke and multiple sclerosis. However, no assurance can be given that we will be successful in these endeavors or that the results of any tests will indicate further development of the RGN Assets.

The PEMF assets acquired under the Option also include a portable, disposable PEMF device with a CE Mark and an FDA 510(k) clearance for the treatment of soft tissue injuries and post-surgical pain and edema in addition to medical reimbursement for the treatment of chronic wounds. Endonovo Therapeutics will begin the commercialization of the PEMF assets through licensing and joint venture agreements and the creation of various sales channels and distribution agreements.

We will continue to seek to strengthen our portfolio of intellectual property by filing additional patents around uses of our core technologies. We will continue to develop applications of our technologies that we may license out to our competitors in the drug/pharmaceutical and life sciences industry. To date, we have filed seven patent applications in the U.S. through the U.S. Patent and Trademark Office (USPTO) and four international patent applications in the E.U., China, South Korea and Japan covering our technology, the production of biomolecules, the creation of an allogeneic mesenchymal stem cell product a treatment for chemical and radiation injuries, production of stem cell secretome and a method of treating tissues and organs using our TVEMF technology. To date, we have been granted one U.S. Patent (U.S. Patent No. 9,410,143) issued on August 9, 2016 covering the production of human biomolecules using our technology.

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

Neurological Devices

The global neurology devices market size was valued at USD $6.2 billion in 2014, according to Grand View Research. The growing advancement in the field of imaging technologies and the consequent development of neurological endoscopy devices are likely to drive growth over the period from 2012 to 2022. Globally, the neurology devices market is expected to reach a value of USD $10.8 billion by 2022.

Furthermore, a rise in the incidence of cerebral stroke and other severe disorders, such as Alzheimer's disease and Parkinson's disease is expected to fuel demand for neurological devices. According to the National Institute of Neurological Disorders and Stroke (NINDS), approximately 50 million Americans are affected due to these disorders, which present high economic and disease cost burden for medical expenses and a loss of productivity.

Globally, there are approximately 15 million strokes per year according to the World Health Organization (WHO) and of these, 5 million die and another 5 million are permanently disabled.

In 2014, neurostimulation devices, which include our proprietary medical devices, accounted for 50% of the revenue generated in the market. The growing number of chronic CNS disorders, the global aging population and the development of minimally invasive neurological and faster acting stimulation devices that attract higher market usage and penetration will drive growth.

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

Currently a significant portion of the bioelectronic medicine market is concentrated on the development of implantable neurostimulators, such as vagus nerve stimulators. The bioelectronic medicine market is being driven by innovations and management expects it to grow significantly as new therapies are brought to market. The global electroceuticals/bioelectric medicine market is expected to reach USD 25.20 billion by 2021 from USD 17.20 billion in 2016, growing at a CAGR of 7.9% from 2016 to 2021, according to Markets and Markets.

Cell Therapy Market

The global stem cell market, which is a segment of the regenerative medicine market is forecast to grow at a compounded annual growth rate (CAGR) of 39.5% from 2015-2020, to reach a value of US$330 million by 2020, according to Markets and Markets. North America is expected to hold the largest share of this market due to extensive government funding and increased fast-track approvals for stem cell therapeutics by the FDA.

Competition

The biotech and regenerative therapy industries are capital intensive and highly competitive and many of our competitors have far greater assets than we have presently and will have even if all of the funding possibly available to us is realized. We will seek to compete by establishing the uniqueness, efficacy and other advantages of our technologies and the therapies based upon it.

The Company anticipates significant competition to maximize the value of regenerative therapies from competitors within the biotechnology sector. These competitors will look to bring to market medical technologies and therapies of their own to compete with the Company.

The Company has progressed on the belief that the major competitors in the biotechnology field are currently developing products that will be ineffective in extending and enhancing the human life by regenerating tissues and organs. The Company's platform using its PEMF technology present potentially safer, more effective and lower costing treatments for various autoimmune, vascular, inflammatory and degenerative diseases.

Whereas, the Company's major competitors seek to bring to market technologies and therapies that are inferior, costlier and do not suit the dire need to treat various vascular, inflammatory, autoimmune and degenerative diseases. The Company has acquired medical technology currently being advanced and reconfigured to treat vascular and inflammatory diseases and continues to pursue and develop other non-invasive, regenerative medicine technologies that can be brought to market in a relatively short amount of time compared to pharmaceutical-based treatments being developed by its competitors. These technologies have the potential to prolong and improve the life of humans around the world.

We believe that our disruptive platforms, our industry relationships and experienced team will allow us to capture significant market share and position the Company to become the industry leader in regenerative medicine.

Employees

We do not have any employees. However, we have retained approximately 15 individuals as independent contractors that are involved in business development and administrative functions.

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

Price Range of Common Stock

The following table shows, for the periods indicated, the high and low closing prices per share of our common stock as reported by the OTCQB quotation service.

	Closing Price
	High	Low

Year Ended December, 2016
First Quarter	$0.74	$0.26
Second Quarter	$0.81	$0.13
Third Quarter	$0.22	$0.13
Fourth Quarter	$0.14	0.05

Year Ended December, 2017
First Quarter	$0.07	$0.01
Second Quarter	$0.10	$0.03
Third Quarter	$0.06	$0.02
Fourth Quarter	$0.09	0.04

Approximate Number of Equity Security Holders

As of April 2, 2018, there were approximately 350 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information and financial data discussed below is derived from the audited financial statements of the Company for its fiscal year ended December 31, 2017. The audited financial statements were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes contained elsewhere in this 10-K. The financial statements contained elsewhere in this 10-K fully represent the Company’s financial condition and operations; however, they are not indicative of the Company’s future performance. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this 10-K.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in “Leases (Topic 840)” and generally requires all leases to be recognized in the consolidated balance sheet. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach. The Company does not expect the adoption of this standard to significantly impact its consolidated financial statements.

In 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows and ASU 2016-18, Restricted Cash (“ASU 2016-18”), which requires an entity to show the changes in total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-15 and ASU 2016-18 are effective for us beginning January 1, 2018 and was applied by us using a retrospective transition method. Adoption of these standards did not have an impact on our Consolidated Financial Statements.

In 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which requires a company to recognize the tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for us beginning January 1, 2018 and was applied by us using a modified retrospective method. Adoption of this standard did not have an impact on our Consolidated Financial Statements.

On January 1, 2017, we adopted ASU 2016-09, Compensation - Stock Compensation (“ASU 2016-09”) which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. Adoption of ASU 2016-09 did not have a significant impact on our Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (“ASU 2017-01") which provided new guidance clarifying the definition of a business for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted for transactions that occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance. Upon early adoption, the standard did not impact how we assess acquisitions (or disposals) of assets or businesses.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) that simplifies the test for goodwill impairment by eliminating step two from the goodwill impairment test. Under the new guidance, an entity should recognize an impairment charge for the amount based on the excess of a reporting unit’s carrying amount over its fair value. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. For public companies, the guidance is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019 on a prospective basis, and earlier adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. We early adopted this guidance during the three months ended March 2017, and the adoption did not impact our financial statements.

Results of Operations

Results of Operations Year Ended December 31, 2017 vs. Year Ended December 31, 2016

	Year Ended December 31,		Favorable
	2017	2016	(Unfavorable)%

Operating expenses	$4,603,886	$5,410,923	807,037	14.9%

Loss from operations	(4,603,886)	(5,410,923)	807,037	14.9%

Other income (expense)	(6,206,274)	95,251	(6,301,525)	NM

Net loss	$(10,810,160)	$(5,315,672)	$(5,494,488)	-103.4%

Operating Expenses

Our operating expenses for 2017 were $4,603,886 compared to $5,410,923 for 2016. The operating expenses were comprised primarily of consulting and professional fees for the development of our intellectual property, research and development and expenses related to being a public company. $1,414,822 of the operating expenses represents stock-based compensation (stocks and warrants issued for services). The primary reasons for the decrease in operating expenses was a reduction in consulting and professional fees of approximately $990,000 offset by an increase in research and development expenses of approximately $115,000.

Depreciation

We incur depreciation expense for costs related to our assets, including our information technology and software. Our depreciation was $14,761 in 2017 from $15,833 in 2016. There were no significant equipment purchases or sales during 2017.

Other Income (Expense)

Our Other Income (Expense) was expense of $6,206,274 in 2017 compared to income of $95,251 in 2016. The income in 2017 and the expense in 2016 was primarily the result of changes in our financings and re-valuations to reflect liability accounting for convertible debt issued with variable conversion rates.

Liquidity and Capital Resources

	As of December 31,		Increase
	2017	2016	(Decrease)
Working Capital

Current assets	$111,173	$302,854	$(191,681)
Current liabilities	13,409,345	8,721,324	4,688,021
Working capital deficit	$(13,298,172)	$(8,418,470)	$4,879,702

Long-term debt	$753,192	$159,221	$593,971

Stockholders’ deficit	$(9,550,300)	$(8,561,866)	$988,434

	For Year Ended December 31,		Increase
	2017	2016	(Decrease)
Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(2,989,770)	$(2,462,334)	$527,436
Investing activities	$(3,000,000)	$-	$3,000,000
Financing activities	$6,024,410	$2,476,394	$3,548,016

	As of December 31,		Increase
	2017	2016	(Decrease)
Balance Sheet Select Information

Cash	$90,173	$55,533	$34,640

Accounts payable and accrued expenses	$2,714,041	$4,727,247	$(2,013,206)

Since inception and through December 31, 2017, the Company has raised approximately $9.9 million in equity and debt transactions. These funds have been used to advance the operations of the Company, build its bio-medical platform, patent work & general corporate development. Our accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these consolidated financial statements. However, the Company has incurred substantial losses. Our current liabilities exceed our current assets and available cash is not sufficient to fund the expected future operation. The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern. To reduce the risk of not being able to continue as a going concern, management is commercializing its FDA cleared and CE marked products and has implemented its business plan to materialize revenues from potential, future, license agreements, has initiated a private placement offering to raise capital through the sale of its common stock and is seeking out profitable companies. Although, uncertainty exists as to whether the Company will be able generate enough cash from operations to fund the Company’s working capital needs or raise sufficient capital to meet the Company’s obligations as they become due, no adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty. Our cash on hand at December 31, 2017 was $90,173. This will not be sufficient to fund operations if additional capital is not raised. The Company raised an aggregate of $823,000 through the sale of equity and debt securities since December 31, 2017 through the date of this report.

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

Unregistered Sales of Equity Securities

During the quarter ended December 31, 2017, we issued the following unregistered equity securities:

Number of
Common Shares	Source of
Issued	Payment	Amount
99,026	Services	$4,751
18,262,653	Note conversion	$1,066,596
252,676	Note extension	$17,740
13,604,123	Cash	$550,000
419,726	Debt settlement	$22,706
250,000	Warrant Exercise	$5,050

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

AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Endonovo Therapeutics, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Endonovo Therapeutics, Inc. and Subsidiaries (the Company) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has continued to incur significant operating losses and negative cash flows from operations, during the year ended December 31, 2017 and has negative working capital at December 31, 2017. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Rose, Snyder & Jacobs LLP

We have served as the Company’s auditor since 2008.

Encino, California

April 6, 2018

Endonovo Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31,

	2017	2016
ASSETS
Current assets:
Cash	$90,173	$55,533
Prepaid expenses and other current assets	21,000	247,321
Total current assets	111,173	302,854

Property Plant and Equipment, net	1,064	15,825
Patents, net	4,500,000	-

Total assets	$4,612,237	$318,679

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$2,714,041	$4,727,247
Short term advances	20,323	5,823
Notes payable, net of discounts of $2,624,984 as of December 31, 2017 and $1,145,849 as of December 31, 2016	4,461,160	1,878,107
Notes payable - related parties	270,000	170,000
Derivative liability	5,939,600	1,927,752
Current portion of long term loan	4,221	12,395

Total current liabilities	13,409,345	8,721,324

Series C preferred stock liability, net of discounts of $101,808 at December 31, 2017 and $0 as of December 31, 2016	598,192	-
Long term loan	-	4,221
Acquisition payable	155,000	155,000
Total liabilities	14,162,537	8,880,545
COMMITMENTS AND CONTINGENCIES
Shareholders’ deficit
Super AA super voting preferred stock, $0.001 par value; 1,000,000 authorized and 5,000 and 1,000 issued and outstanding at December 31, 2017 and December 31, 2016	5	-
Series B convertible preferred stock, $0.0001 par value; 50,000 shares authorized, 0 shares issued and outstanding at December 31, 2017 and December 31, 2016	-	-
Common stock, $.0001 par value; 500,000,000 shares authorized; 316,951,712 and 134,336,637 shares issued and outstanding as of December 31, 2017 and December 31, 2016	31,692	13,434
Additional paid-in capital	19,604,016	9,800,553
Stock subscriptions	(1,570)	(1,570)
Accumulated deficit	(29,184,443)	(18,374,283)
Total shareholders’ deficit	(9,550,300)	(8,561,866)
Total liabilities and shareholders’ deficit	$4,612,237	$318,679

See accompanying summary of accounting polices and notes to consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31,

	2017	2016

Operating expenses	$4,603,886	$5,410,923
Loss from operations	(4,603,886)	(5,410,923)

Other income (expense)
Change in fair value of derivative liability	(2,982,543)	2,853,291
Gain on settlement of debt	80,294	124,888
Gain (loss) on extinguishment of debt	2,485,277	(488,149)
Interest expense, net	(5,789,302)	(2,394,779)
Total other income (expense)	(6,206,274)	95,251

Loss before income taxes	(10,810,160)	(5,315,672)

Provision for income taxes	-	-

Net loss	$(10,810,160)	$(5,315,672)

Basic and diluted loss per share	$(0.04)	$(0.05)
Weighted average common share outstanding:
Basic and diluted	242,090,416	117,405,894

See accompanying summary of accounting polices and notes to consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Consolidated Statement of Stockholders Deficit

For the Years Ended December 31, 2017 and 2016

	Series AA Preferred Stock		Common Stock		Additional Paid-in	Common Stock Subscription	Retained	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Receivable	Earnings	Deficit

Balance December 31, 2015	1,000	$-	104,803,401	$10,479	$3,773,642	$(1,570)	$(13,058,611)	$(9,276,060)

Shares issued for cash	-	-	566,327	57	107,022	-	-	107,079
Units issued for cash	-	-	7,968,721	797	1,127,953			1,128,750
Shares issued for services	-	-	9,888,760	990	2,363,981	-	-	2,364,971
Shares issued with notes payable	-	-	140,000	14	11,066	-	-	11,080
Shares issued on extension of notes payable	-	-	266,617	27	111,634	-	-	111,661
Shares issued for conversion of notes payable and accrued interest	-	-	9,476,582	947	1,956,770	-	-	1,957,717
Units issued for conversion of notes payable and accrued interest	-	-	1,226,229	123	308,485			308,608
Value of warrants issued with note payable	-	-	-	-	40,000	-	-	40,000
Net loss for year ended December 31, 2016	-	-	-	-	-	-	(5,315,672)	(5,315,672)
Balance December 31, 2016	1,000	-	134,336,637	13,434	$9,800,553	(1,570)	(18,374,283)	(8,561,866)

Private placement units issued for cash	-	-	42,434,151	4,242	1,286,008	-	-	1,290,250
Preferred stock issued for cash	4,000	5	-	-	-	-	-	5
Shares issued for services	-	-	3,698,022	369	203,937	-	-	204,306
Shares issued on exercise of warrants	-	-	250,000	25	5,025			5,050
Shares issued with lock-up agreements	-	-	379,294	38	25,232	-	-	25,270
Shares issued for conversion of notes payable and accrued interest	-	-	123,163,542	12,315	4,963,635	-	-	4,975,950
Private placement units issued for conversion of notes payable and accrued interest	-	-	4,002,953	400	112,738	-	-	113,138
Shares issued related to debt extinguishment and settlement	-	-	2,142,387	214	119,068	-	-	119,282
Shares issued for repayment of accrued liabiity	-	-	6,725,000	673	235,008	-	-	235,681
Shares returned on settlement of debt	-	-	(180,274)	(18)	(10,276)	-	-	(10,294)
Valuation of stock options issued for services	-	-	-	-	1,139,403	-	-	1,139,403
Valuation of warrants issued for services	-	-	-	-	71,113	-	-	71,113
Valuation of warrants issued with preferred stock	-	-	-	-	101,808	-	-	101,808
Valuation of warrants issued with notes	-	-	-	-	83,453	-	-	83,453
Valuation of stock options issued in exchange of deferred compensation	-	-	-	-	1,467,311	-	-	1,467,311
Net loss for the year ended December 31, 2017	-	-	-	-	-	-	(10,810,160)	(10,810,160)
Balance December 31, 2017	5,000	$5	316,951,712	$31,692	$19,604,016	$(1,570)	$(29,184,443)	$(9,550,300)

See accompanying summary of accounting polices and notes to consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31,

	2017	2016
Operating activities:
Net loss	$(10,810,160)	$(5,315,672)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	14,761	15,833
Fair value of equity issued for services	1,414,823	2,364,971
Non-cash interest and fees	3,400,511	1,290,383
Amortization of note discount and original issue discount	2,165,710	1,055,316
Change in fair value of derivative liability	2,982,543	(2,853,291)
(Gain) loss on extinguishment of debt	(2,485,277)	488,149
Gain on settlement of debt	(80,294)	(124,888)
Changes in assets and liabilities:
Prepaid expenses and other current assets	263,321	86,012
Accounts payable and accrued expenses	144,292	530,853
Net cash used in operating activities	(2,989,770)	(2,462,334)

Investing activities:
Acquisition of patents	(3,000,000)	-
Net cash used in investing activities	(3,000,000)	-

Financing activities:
Proceeds from the issuance of notes payable	4,047,000	1,491,778
Proceeds from issuance of notes payable- related parties	100,000	-
Proceeds from short term advances	26,000	12,618
Proceeds from exercise of warrants	5,050	-
Proceeds from issuance of preferred stock	700,005	-
Repayments on short term advances	(11,500)	(10,300)
Proceeds from issuance of common stock	1,290,250	1,235,829
Payment on notes payable	(120,000)	(166,500)
Payment on notes payable- related parties	-	(75,000)
Payment against long term loan	(12,395)	(12,031)
Net cash provided by financing activities	6,024,410	2,476,394

Net increase in cash	34,640	14,060
Cash, beginning of year	55,533	41,473
Cash, end of year	$90,173	$55,533

Supplemental disclosure of cash flow information:
Cash paid for interest	$33,868	$27,088
Cash paid for income taxes	$-	$-

Non Cash Investing and Financing Activities:
Conversion of notes payable and accrued interest to common stock	$1,582,349	$711,098
Settlement of liabilities by issuance of common stock	$354,964	$61,600
Notes payable issued for services	$-	$100,000
Notes payable issued on acquisition of patents	$1,500,000	$-
Deferred compensation converted to stock options	$1,467,311	$-
Accrued interest converted to notes payable	$39,570	$18,448

See accompanying summary of accounting polices and notes to consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

Note 1 - Nature of Business and Summary of Significant Accounting Policies

Endonovo Therapeutics, Inc. and Subsidiaries (the “Company” or “ETI”) is primarily focused in the business of biomedical research and development, particularly in regenerative medicine, which has included the development of the proprietary non-invasive electrocuetical device and intellectual property licensing and commercialization.

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

Going Concern

These accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for a period following the date of these consolidated financial statements. The Company has recurring net losses, negative cash flows from operations and working capital deficits. The Company has raised approximately $4.4 million in debt and equity financing for the year ended December 31, 2017. The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty. To reduce the risk of not being able to continue as a going concern, management is commercializing its FDA cleared and CE marked products and has implemented its business plan to materialize revenues from potential, future, license agreements, has initiated a private placement offering to raise capital through the sale of its common stock and is seeking out profitable companies.

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents. Cash is deposited with what we believe are highly credited, quality institutions. The deposited cash may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. At December 31, 2017, cash and cash equivalents did not exceed FDIC limits.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Property, plant and equipment

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

The Company measured stock-based compensation using the Black-Scholes option valuation model using the following assumptions:

December 31, 2017

Expected term	2 - 5 years
Exercise price	$0.0216 - $0.2669
Expected volatility	184% - 217%
Expected dividends	None
Risk-free interest rate	1.50% - 1.87%
Forfeitures	None

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

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Net Income (Loss) per Share

Basic net income (loss) per share is calculated based on the net income (loss) attributable to common shareholders divided by the weighted average number of shares outstanding for the period excluding any dilutive effects of options, warrants, unvested share awards and convertible securities. Diluted net income (loss) per common share assumes the conversion of all dilutive securities using the if-converted method and assumes the exercise or vesting of other dilutive securities, such as options, common shares issuable under convertible debt, warrants and restricted stock using the treasury stock method when dilutive.

Research and Development

Costs relating to the development of new products are expensed as research and development as incurred in accordance with FASB Accounting Standards Codification (“ASC”) 730-10, Research and Development. Research and development costs amounted to $115,159 and $0 for the years ended December 31, 2017 and 2016, respectively, and are included in operating expenses in the consolidated statements of operations.

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

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following table presents changes in the liabilities with significant unobservable inputs (Level 3) for the years ended December 31, 2017 and 2016:

	Fair Value Measurements at December 31, 2017 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Derivative liability	$-	$-	$5,939,600	$5,939,600
Total	$-	$-	$5,939,600	$5,939,600

	Fair Value Measurements at December 31, 2016 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Derivative liability	$-	$-	$1,927,752	$1,927,752
Total	$-	$-	$1,927,752	$1,927,752

The following table presents changes in the liabilities with significant unobservable inputs (Level 3) for the years ended December 31, 2017 and 2016:

Liability
Balance December 31, 2015	$3,973,542

Increase in Derivative Liability resulting from Issuance of convertible debt	2,525,515
Decrease in Derivative Liability resulting from Settlements by debt extinguishment	(1,718,013)
Decrease in Derivative Liability resulting from Change in estimated fair value	(2,853,292)

Balance December 31, 2016	1,927,752

Increase in Derivative Liability resulting from Issuance of convertible debt	9,185,674
Decrease in Derivative Liability resulting from Settlements by debt extinguishment	(8,156,369)
Increase in Derivative Liability resulting from Change in estimated fair value	2,982,543

Balance December 31, 2017	$5,939,600

Derivative Liability

The Company issued Variable Debentures during the years ended December 31, 2017 and 2016, which contained variable conversion rates based on unknown future prices of the Company’s common stock. This resulted in a derivative liability. The Company measures the derivative liability using the Black-Scholes option valuation model using the following assumptions:

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

For Year Ending December 31,
	2017	2016

Expected term	1 year	1 year - 2 years
Exercise price	$0.0063-$0.385	$0.0113-$0.81
Expected volatility	163%-201%	176%-276%
Expected dividends	None	None
Risk-free interest rate	0.79%-1.76%	0.45%-1.06%
Forfeitures	None	None

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

Preferred Stock

The Company elects to accrete the difference between the redemption value and carrying value of outstanding preferred stock over the period from the date of issuance to the earliest redemption date using the effective interest method.

Recent Accounting Standard Updates

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in “Leases (Topic 840)” and generally requires all leases to be recognized in the consolidated balance sheet. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach. The Company does not expect the adoption of this standard to significantly impact its consolidated financial statements.

In 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows and ASU 2016-18, Restricted Cash (“ASU 2016-18”), which requires an entity to show the changes in total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-15 and ASU 2016-18 are effective for us beginning January 1, 2017 and was applied by us using a retrospective transition method. Adoption of these standards did not have an impact on our Consolidated Financial Statements.

In 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which requires a company to recognize the tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for us beginning January 1, 2017 and was applied by us using a modified retrospective method. Adoption of this standard did not have an impact on our Consolidated Financial Statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

On January 1, 2017, we adopted ASU 2016-09, Compensation - Stock Compensation (“ASU 2016-09”) which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. Adoption of ASU 2016-09 did not have a significant impact on our Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (“ASU 2017-01”) which provided new guidance clarifying the definition of a business for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted for transactions that occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance. Upon early adoption, the standard did not impact how we assess acquisitions (or disposals) of assets or businesses.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) that simplifies the test for goodwill impairment by eliminating step two from the goodwill impairment test. Under the new guidance, an entity should recognize an impairment charge for the amount based on the excess of a reporting unit’s carrying amount over its fair value. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. For public companies, the guidance is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019 on a prospective basis, and earlier adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. We early adopted this guidance during 2017, and the adoption did not impact our financial statements.

Note 2 - Property and Equipment

The following is a summary of equipment, at cost, less accumulated depreciation at December 31, 2017 and 2016:

	As of December 31,
	2017	2016

Autos	$64,458	$64,458
Medical equipment	5,000	5,000
Other equipment	8,774	8,774
	78,232	78,232
Less accumulated depreciation	77,168	62,407
	$1,064	$15,825

Depreciation expense for the years ended December 31, 2017 and 2016 was $14,761 and $15,833, respectively.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Note 3 – Patents

In December 2017, we acquired from RGN a patent portfolio for $4,500,000 as part of a settlement agreement. The oldest patents expire in 2024. The patent portfolio is amortized through 2024. The following is a summary of patents less accumulated amortization at December 31, 2017 and 2016:

	December 31,
	2017	2016

Patents	$4,500,000	$-

Less accumulated amortization	-	-

	$4,500,000	$-

There is no amortization expense associated with patents for the years ended December 31, 2017 and 2016. The estimated future amortization expense related to patents as of December 31, 2017 is as follows:

Year Ended December 31.	Amount

2018	$646,910
2019	646,910
2020	646,910
2021	646,910
2022	646,910
Thereafter	1,265,450
Total	$4,500,000

Note 4 - Notes payable and Long Term Loan

Notes Payable

In October 2013, the Company initiated a private placement for up to $500,000 of financing by the issuance of notes payable at a minimum of $25,000, one unit. The notes bear interest at 10% per annum and were due and payable with accrued interest one year from issuance. Also, the Company agreed to issue 125,000 shares of its common stock for each unit. In July 2014, the Company initiated a private placement for up to $500,000 of financing by the issuance of notes payable at a minimum of $25,000, one unit. The notes bear interest at 10% per annum and were due and payable with accrued interest one year from issuance. Also, the Company agreed to issue 50,000 shares of its common stock for each unit. In October 2014, the Company initiated a private placement for up to $500,000 of financing by the issuance of notes payable at a minimum of $25,000, one unit. The notes bear interest at 10% per annum and were due and payable with accrued interest one year from issuance. Also, the Company agreed to issue 50,000 shares of its common stock for each unit. In August 2015, the Company initiated a private placement for up to $500,000 of financing by the issuance of notes payable at a minimum of $25,000, one unit. The notes bear interest at 10% per annum and were due and payable with accrued interest one year from issuance. Also, the Company agreed to issue 100,000 shares of its common stock for each unit. During the years ended December 31, 2017 and 2016, the Company did not issue notes in connection with these private placements. As of December 31, 2017 and 2016, notes payable outstanding under these private placements are $919,903 and $1,075,500, respectively. Of these amounts, $919,903 and $1,065,000 of the outstanding balance on these notes are past maturity at December 31, 2017 and 2016, respectively.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

During the years ended December 31, 2017 and 2016, the Company issued Convertible Debentures (“Variable Debentures”) in amounts of $4,137,070 and $1,744,416 for cash of $3,947,000 and $1,421,778 with original terms of 6 months to 2 years and interest rates ranging from 6% to 10% and add on interest of 10% which contain variable conversion rates with a discount ranging from 25% to 53% of the Company’s common stock based on the terms included in the Variable Debentures. Certain of the Variable Debentures contain prepayment options which enable the Company to prepay the notes at premiums ranging from 120% to 130%. The Company recorded a derivative liability as a result of the conversion feature. The derivative liability was allocated between a note discount, up to the value of the Variable Debenture, and interest expense for the excess, and the note discount is being amortized over the life of the Variable Debenture. During the years ended December 31, 2017 and 2016, the Company recorded $4,087,500 and $1,723,471, respectively, in discounts on these Variable Debentures. As of December 31, 2017 and 2016, the Variable Debentures outstanding had balances due of $4,566,241 and $1,888,456, respectively. Of these amounts outstanding, $202,500 and $66,000 of the Variable Debentures were past maturity at December 31, 2017 and 2016, respectively. For the year ended December 31, 2017, the Company had 48,065,178 of weighted-average common shares relating to the convertible debt, under the if-converted method.

During the year ended December 31, 2017, the Company entered into a $1,500,000 note payable with an unrelated party in connection with the acquisition of patents. The note bears interest at 8% per year and matures in November 2018. At December 31, 2017, $1,500,000 remained outstanding on this note.

During the year ended December 31, 2017, the Company entered into a $100,000 note payable with an unrelated party and issued a warrant for up to 500,000 shares of common stock at a value of $21,204 in connection with this note. The note bears interest at 10% per year and matures in February 2018. At December 31, 2017, $100,000 remained outstanding on this note.

During the year ended December 31, 2016, the Company entered into two notes payable agreements for $70,000 in aggregate with an unrelated party and issued 140,000 shares in connection with these notes. The notes bear interest at 10% per year and matured in May 2017. At December 31, 2017 and 2016, $0 and $60,000 were outstanding on these notes.

As of December 31, 2017, the Company had notes payable to related parties amounting to $270,000. Refer to Note 6 – Related Party Transactions.

	As of December 31,
	2017	2016

Notes payable at beginning of period	$3,193,956	$2,333,751
Notes payable issued	5,837,070	1,776,895
Default interest added to note payable	-	62,500
Settlements on note payable	(95,597)	(55,000)
Repayments of notes payable in cash	(96,000)	(241,500)
Less amounts converted to stock	(1,483,285)	(682,690)
Notes payable at end of period	7,356,144	3,193,956
Less debt discount	(2,624,984)	(1,145,849)
	$4,731,160	$2,048,107

Notes payable issued to related parties	$270,000	$170,000
Notes payable issued to non-related parties	$4,461,160	$1,878,107

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The maturity dates on the notes payable are as follows:

Twelve months ending,	Non-related parties	Related parties	Total
Past due	$1,122,403	$170,000	$1,292,403
December 31, 2018	5,963,741	100,000	6,063,741
Total	$7,086,144	$270,000	$7,356,144

Long Term Loan

The Company has financed the purchase of an automobile. The maturity dates on the loan are as follows:

Maturity dates of long term debt

Twelve months ending,
December 31, 2018	$4,221
$4,221

Current portion	$4,221

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

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Effective Interest Rate

During the year ended December 31, 2017 and 2016, the Company’s effective interest rate was 222% and 89%, respectively.

Note 5 - Shareholders’ Deficit

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock which have been designated as follows:

	Number of Shares	Number of Shares Outstanding	Par	Liquidation
	Authorized	at December 31, 2017	Value	Value
Series AA	1,000,000	5,000	$0.0001	$-
Preferred Series B	50,000	-	$0.0001	$100
Preferred Series C	8,000	700	$0.0001	$1,000
Undesignated	3,942,000	-	-	-

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

Each holder of outstanding shares of Series AA Super Voting Preferred Stock shall be entitled to one hundred thousand (100,000) votes for each share of Series AA Super Voting Preferred Stock held on the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company. Upon liquidation, dissolution and winding up of the Corporation, whether voluntary or involuntary, the holders of the Series AA Super Voting Preferred Stock then outstanding shall not be entitled to receive out of the assets of the Corporation, whether from capital or earnings available for distribution, any amounts which will be otherwise available to and distributed to the Common Stockholders. As of December 31, 2017 and 2016, there were 5,000 and 1,000 shares of Series AA Preferred stock outstanding.

Series B Convertible Preferred Stock

At December 31, 2017, there are 50,000 shares of Series B Convertible Preferred Stock designated as Series B (“Series B”) which are authorized and convertible into a like amount of common shares. None of the Series B have been issued or are outstanding at December 31, 2017.

Series C Secured Redeemable Preferred Stock

During the year ended December 31, 2017, the Company filed a certificate of designation (the “Designation”) for 8,000 shares of Series C Secured Redeemable Preferred Stock (“C Preferred”). Each share of the C Preferred, which has a stated value of $1,000 per share and par value of $0.0001 per share, is entitled to a $20.00 quarterly dividend commencing March 21, 2018 and each quarter thereafter and is to be redeemed for the stated value plus accrued dividends in cash (i) at the Company’s option, commencing one year from issuance and (ii) mandatorily as of December 31, 2019. Since the C Preferred is mandatorily payable, the obligation has been included in long term liabilities on the consolidated balance sheet as of December 31, 2017. The C Preferred does not have any rights to vote with the common stock. The Company’s obligation to redeem the C Preferred is secured by a security interest in the RGN Assets. The Preferred Stock Series C holders have liquidation preferences over the common stock holders. As of December 31, 2017, the Company has sold 700 shares of C Preferred in units comprised of shares of C Preferred and common stock purchase warrants exercisable into up to 2,725,269 shares of common stock for consideration of $700,000. The warrants are valued at $101,808 at December 31, 2017 and are recorded as a discount to the preferred stock liability on the consolidated balance sheet.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Common Stock

During the year ended December 31, 2017, the Company issued pursuant to a private placement offering 46,437,104 shares of common stock and the same number of warrants for cash of $1,290,250 and conversion of notes and accrued interest in the amount of $113,138. The Company also issued 123,163,542 shares of common stock for the conversion of notes and accrued interest in the amount of $4,975,949.

During the year ended December 31, 2017, the Company issued 379,294 shares of common stock valued at $25,270 related to the extension of outstanding notes and lock-up agreements; 2,142,387 shares valued at $119,282 were issued in connection with $95,597 notes payable; 6,725,000 shares valued at $235,681 were issued in connection with a settlement entered into in 2016; 250,000 shares were issued for cash of $5,050 as a result of a common stock warrant exercise; and 180,274 shares were cancelled valued at $10,294 related to a settlement agreement.

The Company had entered into consulting agreements with various consultants for service to be provided to the Company. The agreements stipulated a monthly fee and a certain number of shares that the consultant vests in over the term of the contract. The consultant was issued a prorated number of shares of common stock at the beginning of the contract, which the consultant earned over a three-month period. At the anniversary of each quarter, the consultant was issued a new allotment of common stock during the first 3 years of engagement. In accordance with ASC 505-50 – Equity-Based Payment to Non-Employees, the common stock shares issued to the consultant were valued upon their vesting, with interim estimates of value as appropriate during the vesting period. During the years ended December 31, 2017 and 2016, the Company issued 3,698,022 shares of common stock with a value of $204,306 and 2,775,000 shares of common stock with a value of $953,250, respectively, related to these consulting agreements.

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

The Variable Debentures issued by the Company each have a provision requiring the Company to reserve a variable amount of shares of common stock for when the holder of the Variable Debenture converts.  As of December 31, 2017, the Company has reserved approximately 147,868,000 of common shares related to the outstanding debentures.

Stock Options

During the year ended December 31, 2017, the Company granted stock options to independent contractors exercisable into up to 25,272,305 shares of common stock with exercise prices ranging from $0.0269 to $0.054 per share, lives ranging from three to ten years, and cashless exercise rights and were valued at $1,139,403 using the Black Scholes option pricing model. The stock options vested on grant and were expensed in full during the year ended December 31, 2017.

In addition, during the year ended December 31, 2017, the Company issued stock options to independent contractors exercisable into up to 67,931,064 shares of common stock in exchange for the conversion of $1,467,311 of deferred compensation due to the independent contractors. These options have an exercise price of $0.0216 per share, a three-year life and cashless exercise rights. These options vested on grant.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The weighted average grant date fair value of stock options issued during the year ended December 31, 2017 was $0.03 per share.

The balance of all stock options outstanding as of December 31, 2017 is as follows:

		Weighted Average	Weighted Average
		Exercise Price	Remaining Contractual	Aggregate Intrinsic
	Options	Per Share	Term (years)	Value
Outstanding at January 1, 2017	-	$-
Granted	93,203,369	$0.029
Cancelled	-	$-
Exercised	-	$-
Outstanding at December 31, 2017	93,203,369	$0.029	3.96	$2,721,538

Exercisable at December 31, 2017	93,203,369	$0.029	3.96	$2,721,538

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

Options

$0.0540	19,250,000	9.29	$0.0540	19,250,000	$0.0540
$0.0269	6,022,305	2.72	$0.0269	6,022,305	$0.0269
$0.0216	67,931,064	2.55	$0.0216	67,931,064	$0.0216
	93,203,369	3.96	$0.029	93,203,369	$0.029

Warrants

During the year ended December 31, 2017, in conjunction with the sale of Common Stock, the Company issued three-year and five-year common stock purchase warrants to acquire up to 46,437,100 shares of common stock with exercise prices ranging from $0.0188 to $1.00 per share.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

In addition, during the year ended December 31, 2017, the Company issued two-year common stock purchase warrants to acquire up to 2,300,000 shares of common stock valued at $83,453 with an exercise prices ranging from $0.0508 to $0.25 in conjunction with the issuance of notes payable; five-year common stock purchase warrants to acquire up to 1,100,678 shares of common stock valued at $71,113 for services provided with exercise prices ranging from $0.096 to $0.267 per share; and two-year common stock purchase warrants to acquire up to 2,725,269 shares of common stock with exercise prices ranging from $0.047 to $0.058 in conjunction with the issuance of preferred stock.

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

A summary of the status of the warrants granted under these agreements at December 31, 2017, and changes during the year then ended is presented below:

	Outstanding Warrants
		Weighted Average
		Exercise Price
	Shares	Per Share
Outstanding at January 1, 2017	9,494,940	$0.33
Granted	52,563,052	$0.31
Cancelled	-	$-
Exercised	(250,000)	$0.02
Outstanding at December 31, 2017	61,807,992	$0.31

Exercisable at December 31, 2017	61,807,992	$0.31

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

Warrants

$0.0165-0.0469	15,019,850	3.44	$0.033	15,019,850	$0.033
$0.0508-0.10	21,438,396	3.56	$0.075	21,438,396	$0.075
$0.108-0.239	6,010,037	3.60	$0.161	6,010,037	$0.161
$0.25-0.48	2,862,687	2.56	$0.276	2,862,687	$0.276
$0.5623-1.00	16,477,022	2.77	$0.938	16,477,022	$0.938
	61,807,992	3.32	$0.313	61,807,992	$0.313

As of December 31, 2017, the Company has 500,000,000 shares of common stock authorized. After the exercise of stock options and warrants and the conversion of variable rate debentures, the Company could potentially have a shortfall of common stock. Should there be a shortfall in common stock, the shareholders of the Company would need to approve an increase in the authorized common stock to an amount sufficient to satisfy such exercises and conversions or reclassify the obligations to liabilities payable in some form other than common stock.

Note 6 – Related Party Transactions

Executives of the Company have agreed to defer compensation until cash flow improves. As of December 31, 2017 and 2016, the balances of their deferred compensation was $922,395 and $1,861,327 which reflects $894,394 accrual of deferred compensation, $1,173,297 stock options/warrants and the conversion of $660,000 of deferred compensation into stock options of the Company during the year ended December 31, 2017 and $720,000 accrual of deferred compensation and $533,103 cash repayments during the year ended December 31, 2016.

From time-to-time Executives of the Company advance monies to the Company to cover costs. During the years ended December 31, 2017 and 2016, officers advanced $26,000 and $12,618 of funds to the Company of which $11,500 and $10,300 were repaid during the years then ended. Also, during the years ended December 31, 2017 and 2016 accrued interest was repaid in an amount of $22,100 and $0, respectively. The balance of short-term advances Executives of the Company at December 31, 2017 and 2016 was $20,323 and $5,823, respectively.

During the years ended December 31, 2017 and 2016, an Executive of the Company entered into note payable agreements for $100,000 and $50,000, respectively. During the year ended December 31, 2016, the Company repaid the principal and interest of a $75,000 note payable to another Executive. At December 31, 2017 and 2016, notes payable remain outstanding to one Executive of the Company, in the amounts of $270,000 and $170,000, respectively. At December 31, 2017 and 2016, accrued interest on these notes payable totaled $21,983 and $20,284, respectively, and are included in accounts payable and accrued expenses on the consolidated balance sheet.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Note 7 - Income taxes

The Company files income tax returns with the Internal Revenue Service (“IRS”) and various state jurisdictions. For jurisdictions in which tax filings are prepared, the Company is subject to income tax examinations by state tax authorities and federal tax authorities for all tax years.

The deferred tax assets are mainly comprised of net loss carryforwards. As of December 31, 2017, the Company had approximately $14,000,000 of federal net operating loss carryforwards that it can use to offset a certain amount of taxable income in the future. These federal net operating loss carryforwards begin to expire in 2029. The resulting deferred tax asset is offset by a 100% valuation allowance due to the uncertainty of its realization.

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes was as follows for the years ended December 31, 2017 and 2016:

	2017	2016
Income tax computed at federal statutory tax rate	-34.0%	-34.0%
Change in valuation allowance	39.8%	39.8%
State taxes, net of federal benefit	-5.8%	-5.8%
Total	0.0%	0.0%

The primary difference between income tax expense attributable to continuing operations and the amount of income tax expense that would result from applying domestic federal statutory rates to income before provision for income taxes relates to the change in the valuation allowance.

The Company has adopted the accounting standards that clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the years ended December 31, 2017 and 2016.

Note 8 - Commitments and Contingencies

Legal matters

The Company may become involved in various legal proceedings in the normal course of business.

Note 9 - Subsequent Events.

Subsequent to December 31, 2017, an aggregate of 100,000 shares of restricted common stock and 6,200,000 common stock purchase warrants were issued as compensation to independent contractors.

Subsequent to December 31, 2017, the Company raised $60,000 from 3 investors as part of a Private Placement and issued 1,561,950 shares of restricted common stock and 1,561,950 common stock purchase warrants.

Subsequent to December 31, 2017, the Company converted $477,491 of principal and $36,039 of accrued interest in Variable Debentures outstanding at December 31, 2017 through the issuance of 19,327,397 of restricted shares of common stock.

Subsequent to December 31, 2017, the Company issued 17,003 of restricted common stock related to lock-up agreements and $195,000 of cash was received from the issuance of 1350 shares of Preferred B and 60 shares of Preferred C Stock. In addition, the Company issued warrants exercisable into up to 5,076,111 shares of common stock related to the issuance of the Preferred B and Preferred C Stock.

Subsequent to December 31, 2017, the Company received cash of $625,000 in connection with three notes issued for a total of $705,370 and issued a warrant to purchase up to 2,000,000 shares of common stock related to one of the notes. Under the terms of one of the notes, the Company issued 3,387,534 shares of common stock to the lender which are returnable to the Company if the note is fully repaid or fulfilled by its maturity date.

As a result of these issuances the total number of common shares outstanding is 341,345,596, Preferred B shares outstanding is 1350 and Preferred C shares outstanding is 760.

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

As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2017 at the reasonable assurance level due to the material weaknesses described below.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that as of December 31, 2017 our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended December 31, 2017. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent fiscal year, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that as of December 31, 2017, such internal control over financial reporting was not effective. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2017.

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

Default on Notes

Due to its limited resources, the Company has not been able to pay certain promissory notes when due. As of December 31, 2017, there are 56 notes with an aggregate principal of $1,292,403, which are beyond their maturity date. Management believes that the Company may have valid defenses as to some of the promissory notes and will be able to modify some of these notes if requested by the holders to do so and otherwise avoid any default.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of officers and director as of March 29, 2017. Our Executive officers are elected annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Name	Age	Position
Alan Collier	52	Director, Chief Executive Officer, Interim Chief Financial Officer, and Secretary
Michael Mann	60	President

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

Corporate Governance

The business and affairs of the company are managed under the direction of our board. We have a board consisting of one member. In addition to the contact information in this annual report, each stockholder will be given specific information on how he/she can direct communications to the officers and our director of the corporation. All material communications from stockholders are relayed to our board.

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

Item 11. Executive Compensation.

The following executives of the Company received compensation in the amounts set forth in the chart below for the fiscal years ended December 31, 2017, 2016 and 2015. No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	All Other Compensation ($) (2)	Total ($)

Alan Collier, CEO, Interim	2017	$300,000	$9,500	$259,764	$220,000	$789,264
CFO, Secretary and Director	2016	$270,000	$-	$150,000	$-	$420,000
	2015	$270,000	$-	$-	$-	$270,000

Michael Mann, V.P., Former	2017	$270,000	$14,500	$-	$476,500	$761,000
President and CEO	2016	$270,000	$-	$-	$-	$270,000
	2015	$270,000	$-	$-	$-	$270,000

(1) Includes deferred compensation to Mr. Collier of $57,670 for 2015 and a repayment of deferred compensation of $4,102 and $17,050 for 2016 and 2017, respectively. Includes deferred compensation to Mr. Mann of $250,00 and $259,900 for 2016 and 2015 and a repayment of deferred compensation of $256,500 for 2017.

(2) Includes the valuation of stock options issued to Mr. Collier in exchange for the forgiveness of $220,000 of deferred compensation and the issuance of a discretionary stock option. Includes the valuation of stock options issued to Mr. Mann in exchange for the forgiveness of $220,000 of deferred compensation.

Outstanding Equity Awards at Fiscal Year-End Table

There were no outstanding equity awards for the year ended December 31, 2017.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of March 29, 2018, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of March 29, 2017. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 29, 2017 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise specified, the address of each of the persons set forth below is care of the company at the address of: 6320 Canoga Avenue, 15th Floor Woodland Hills, CA 91367.

Name of Beneficial Owner	Amount of Beneficial	Percent of
	Ownership (1)	Ownership (2)

Alan Collier	34,741,308	10.5%
Michael Mann	34,925,374	10.7%

All officers and directors as a group (2 persons)	69,666,682	20.4%

(1) This includes common shares controlled by Mr. Collier

(2) Based on shares of common stock outstanding as of December 31, 2017

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On March 31, 2014, the Company issued a promissory note to Michael Mann for a principal amount of $70,000. The Note carries an interest rate of 14% per annum and a maturity date of December 31, 2017 with interest due monthly. On October 29, 2014, the Company issued a promissory note to Michael Mann for a principal amount of $50,000. The Note carries an interest rate of 14% per annum and a maturity date of December 31, 2017 with interest due monthly. On February 10, 2015, the Company issued a promissory note to Michael Mann for a principal amount of $50,000. The Note carries an interest rate of 14% per annum and a maturity date of December 31, 2017 with interest due monthly. On December 21, 2017, the Company issued a promissory note to Michael Mann for a principal amount of $100,000. The Note carries an interest rate of 10% per annum and a maturity date of February 22, 2018 with interest due monthly. The outstanding notes to Mr. Mann equal $270,000 at December 31, 2017. In the opinion of management, these notes were on terms no less favorable to the lenders than the Company might have obtained from an unaffiliated party.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended December 31, 2017 and 2016, we were billed approximately $77,050 and $81,750, respectively, for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2017 and 2016.

Tax Fees

For the Company’s fiscal years ended December 31, 2017 and 2016, we were billed approximately $9,655 and $11,695 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2017 and 2016.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of April, 2018.

ENDONOVO THERAPEUTICS, INC.

By:	/s/ Alan Collier
Alan Collier
Chief Executive Officer (Duly Authorized, Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan Collier	Chief Executive Officer, Interim Chief Financial Officer, Secretary and Director	April 6, 2018
Alan Collier	(Principal Executive, Financial and Accounting Officer)

