Form 10-Q
period 2018-03-31
ENDONOVO THERAPEUTICS, INC.
filed 2018-05-18
CIK 1528172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018.

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

Yes [  ] No [X]

As of May 15, 2018, there were 350,860,300 shares of common stock, $0.0001 par value issued and outstanding.

ENDONOVO THERAPEUTICS, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

March 31, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash	$95,296	$90,173
Accounts receivable	6,972	-
Prepaid expenses and other current assets	21,000	21,000
Total current assets	123,268	111,173

Property Plant and Equipment, net	9,767	1,064
Patents, net	4,338,272	4,500,000
Total assets	$4,471,307	$4,612,237

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$2,991,510	$2,714,041
Short term advances	-	20,323
Notes payable, net of discounts of $1,839,636 as of March 31, 2018 and $2,624,984 as of December 31, 2017	5,191,387	4,461,160
Notes payable - related parties	270,000	270,000
Derivative liability	3,818,907	5,939,600
Current portion of long term loan	1,064	4,221
Total current liabilities	12,272,868	13,409,345

Series C preferred stock liability, net of discounts of $94,000 at March 31, 2018 and $101,808 as of December 31, 2017	665,999	598,192
Acquisition payable	155,000	155,000
Total liabilities	13,093,867	14,162,537
COMMITMENTS AND CONTINGENCIES
Shareholders’ deficit
Super AA super voting preferred stock, $0.001 par value; 1,000,000 authorized and 5,000 and 5,000 issued and outstanding at March 31, 2018 and December 31, 2017	5	5
Series B convertible preferred stock, $0.0001 par value; 50,000 shares authorized, 1,350 and 0 issued and outstanding at March 31, 2018 and December 31, 2017	1	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 337,958,062 and 316,951,712 shares issued and outstanding as of March 31, 2018 and December 31, 2017	33,793	31,692
Additional paid-in capital	21,148,571	19,604,016
Stock subscriptions	(1,570)	(1,570)
Accumulated deficit	(29,803,360)	(29,184,443)
Total shareholders’ deficit	(8,622,560)	(9,550,300)
Total liabilities and shareholders’ deficit	$4,471,307	$4,612,237

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2018	2017

Revenue	$6,972	$-

Operating expenses	1,282,316	557,512
Loss from operations	(1,275,344)	(557,512)

Other income (expense)
Change in fair value of derivative liability	1,814,058	(5,436,248)
Gain (loss) on settlement of debt	114,828	(92,633)
Interest expense, net	(1,272,459)	(1,678,583)
Other income (expense)	656,427	(7,207,464)

Loss before income taxes	(618,917)	(7,764,976)

Provision for income taxes	-	-

Net loss	$(618,917)	$(7,764,976)

Basic and diluted loss per share	$(0.00)	$(0.05)
Weighted average common share outstanding:
Basic and diluted	327,507,303	161,404,495

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Three Months ended March 31,
	2018	2017
Operating activities:
Net loss	$(618,917)	$(7,764,976)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	161,994	3,690
Fair value of equity issued for services	4,535	35,089
Loss (gain) on extinguishment of debt	(114,828)	92,633
Amortization of note discount and original issue discount	1,036,609	388,907
Amortization of discount on Series C Preferred stock liability	16,080	-
Non-cash interest expense	48,873	1,244,928
Non-cash value of warrant issued for services	380,750	-
Change in fair value of derivative liability	(1,814,058)	5,436,248
Changes in assets and liabilities:
Accounts receivable	(6,972)	-
Prepaid expenses and other current assets	-	14,000
Accounts payable and accrued expenses	315,183	115,289
Net cash used in operating activities	(590,751)	(434,192)

Investing activities:
Acquisition of property and equipment	(8,969)	-
Net cash used in investing activities	(8,969)	-

Financing activities:
Proceeds from the issuance of notes payable	375,000	293,500
Proceeds from related party short-term advances	60,000	12,650
Repayments on related parties short term advances	(82,000)	(11,500)
Proceeds from issuance of common stock and units	60,000	200,000
Payment against long term loan	(3,157)	(3,064)
Proceeds from issuance of preferred stock	195,000	-
Net cash provided by financing activities	604,843	491,586

Net increase in cash	5,123	57,394
Cash, beginning of year	90,173	55,533
Cash, end of period	$95,296	$112,927

Supplemental disclosure of cash flow information:
Cash paid for interest	$49,690	$3,518
Cash paid for income taxes	$-	$-

Non Cash Investing and Financing Activities:
Conversion of notes payable and accrued interest to common stock	$513,530	$679,597
Common stock issued on settlement of debt	$-	$128,450
Notes payable and accrued interest exchanged for common stock units	$-	$51,534

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Deficit

(Unaudited)

	Series AA Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Common Stock Subscription	Retained	Total Shareholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Earnings	Deficit

Balance December 31, 2017	5,000	$5	-	$-	316,951,712	$31,692	$19,604,016	$(1,570)	$(29,184,443)	$(9,550,300)

Private placement units issued for cash	-	-	-	-	1,561,950	156	59,844	-	-	60,000
Preferred stock issued for cash	-	-	1,350	1	-	-	134,999	-	-	135,000
Shares issued for services	-	-	-	-	100,000	10	4,525	-	-	4,535
Shares issued with lock-up agreements	-	-	-	-	17,003	2	1,044	-	-	1,046
Shares issued for conversion of notes payable and accrued interest	-	-	-	-	19,327,397	1,933	883,600	-	-	885,533
Valuation of warrants issued with Preferred Series C	-	-	-	-	-	-	8,272	-	-	8,272
Valuation of warrant issued for services	-	-	-	-	-	-	380,750	-	-	380,750
Valuation of warrant issued with note payable	-	-	-	-	-	-	71,521	-	-	71,521
Net loss for the period ended March 31, 2018	-	-	-	-	-	-	-	-	(618,917)	(618,917)
Balance March 31, 2018	5,000	$5	1,350	$1	337,958,062	$33,793	$21,148,571	$(1,570)	$(29,803,360)	$(8,622,560)

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 1 - Organization and Nature of Business

Endonovo Therapeutics, Inc. and Subsidiaries (the “Company” or “ETI”) is primarily focused in the business of biomedical research and development, particularly in regenerative medicine, which has included the development of its proprietary non-invasive electroceutical™ device.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated financial statements as of March 31, 2018 and 2017 are unaudited; however, in the opinion of management such interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in the Company’s most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on April 6, 2018. The results of operations for the period presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

The consolidated financial statements of the Company include the accounts of ETI and IPR as of March 14, 2012; Aviva as of April 2, 2013; and WeHealAnimals as of November 16, 2013. All significant intercompany accounts and transactions are eliminated in consolidation.

Going Concern

These accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date these consolidated financial statements are issued. The Company has raised approximately $630,000 in debt and equity financing for the period January 1, 2018 to March 31, 2018. The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty. To reduce the risk of not being able to continue as a going concern, management is commercializing its FDA cleared and CE marked products and has partially implemented its business plan to materialize revenues from potential, future, license agreements, has initiated a private placement offering to raise capital through the sale of its common stock and is seeking out profitable companies.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Critical estimates include the value of shares issued for services, in connection with notes payable agreements, in connection with note extension agreements, and as repayment for outstanding debt, the useful lives of property and equipment, the valuation of the derivative liability, and the valuation of deferred income tax assets. Management uses its historical records and knowledge of its business in making these estimates. Actual results could differ from these estimates.

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

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Accounts Receivable

The Company uses the specific identification method for recording the provision for doubtful accounts, which was $0 at March 31, 2018 and December 31, 2017. Accounts receivable are written off when all collection attempts have failed.

Research and Development

Costs relating to the development of new products are expensed as research and development as incurred in accordance with FASB Accounting Standards Codification (“ASC”) 730-10, Research and Development. Research and development costs amounted to $114,108 and $0 for the three months ended March 31, 2018 and 2017, respectively, and are included in operating expenses in the condensed consolidated statements of operations.

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

In May 2014, the FASB issued ASU 2014-09 and modified the standard thereafter within Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. The Company adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective method. The adoption of ASU 2014-09 did not have a significant impact on the Company’s consolidated results of operations, financial position and cash flows. See Note 2.

The Company has evaluated all the recent accounting pronouncements and determined that there are no other accounting pronouncements that will have a material effect on the Company’s financial statements.

2. Revenue Recognition

Contracts with Customers

We have adopted ASC 606, Revenue from Contracts with Customers effective January 1, 2018 using the modified retrospective method applied to those contracts which were not substantially completed as of January 1, 2018. These standards provide guidance on recognizing revenue, including a five-step model to determine when revenue recognition is appropriate. The standard requires that an entity recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenues for 2018 are reported under ASC 606, while prior period amounts are not adjusted and continue to be reported under ASC 605, Revenue Recognition.

We routinely plan on entering into contracts with customers that include general commercial terms and conditions, notification requirements for price increases, shipping terms and in most cases prices for the products and services that we offer. Our performance obligations are established when a customer submits a purchase order notification (in writing, electronically or verbally) for goods and services, and we accept the order. We identify performance obligations as the delivery of the requested product or service in appropriate quantities and to the location specified in the customer’s contract and/or purchase order. We generally recognize revenue upon the satisfaction of these criteria when control of the product or service has been transferred to the customer at which time we have an unconditional right to receive payment. Our sales are final and are not affected by contingent events that could impact the transaction price.

Revenues for our SofPulse® product is typically recognized at the time the product is shipped, at which time the title passes to the customer, and there are no further performance obligations.

In connection with offering products and services provided to the end user by third-party vendors, we review the relationship between us, the vendor and the end user to assess whether revenue should be reported on a gross or net basis. In asserting whether revenue should be reported on a gross or net basis, we consider whether we act as a principal in the transaction and control the goods and services used to fulfill the performance obligation(s) associated with the transaction.

During the quarter ended March 31 2018, we recognized net revenues of $6,972 from products with a selling price of $22,173.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Sources of Revenue

We have identified the following revenues disaggregated by revenue source:

1.	Plastic Surgeons

As of March 31, 2018 and 2017 the sources of revenue were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
Distributor- Plastic surgeons	$6,972	$-
Total sources of revenue	$6,972	$-

Warranty

Our general product warranties do not extend beyond an assurance that the product delivered will be consistent with stated specifications and do not include separate performance obligations.

Significant Judgments in the Application of the Guidance in ASC 606

There are no significant judgments associated with the satisfaction of our performance obligations. We generally satisfy performance obligations upon delivery of the product to the customer. This is consistent with the time in which the customer obtains control of the products. Performance obligations are also generally settled quickly after the purchase order acceptance, therefore the value of unsatisfied performance obligations at the end of any reporting period is generally immaterial.

We consider variable consideration in establishing the transaction price. Forms of variable consideration applicable to our arrangements include sales returns, rebates, volume-based bonuses, and prompt pay discounts. We use historical information along with an analysis of the expected value to properly calculate and to consider the need to constrain estimates of variable consideration. Such amounts are included as a reduction to revenue from the sale of products in the periods in which the related revenue is recognized and adjusted in future periods as necessary.

Practical Expedients

Our payment terms for sales direct to distributors are substantially less than the one-year collection period that falls within the practical expedient in determination of whether a significant financing component exists.

Taxes Collected from Customers

Taxes collected on the value of transaction revenue are excluded from product revenues and are accrued in current liabilities until remitted to governmental authorities by our agent.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Effective Date and Transition Disclosures

Adoption of the new standards related to revenue recognition did not have a material impact on our consolidated financial statements.

Note 3 – Property, Plant and Equipment

The following is a summary of equipment, at cost, less accumulated depreciation at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017

Autos	$64,458	$64,458
Medical equipment	13,969	5,000
Other equipment	8,774	8,774
	87,201	78,232
Less accumulated depreciation	77,434	77,168
	$9,767	$1,064

Depreciation expense for the three months ended March 31, 2018 and 2017 was $266 and $3,690, respectively. Repairs and maintenance are charged to expense as incurred while improvements are capitalized. Upon the sale, retirement or disposal of fixed assets, the accounts are relieved of the cost and the related accumulated depreciation with any gain or loss recorded to the consolidated statements of operations.

Note 4 – Patents

In December 2017, we acquired from Rio Grande Neurosciences, Inc. (RGN) a patent portfolio for $4,500,000 as part of a settlement agreement. The oldest patents expire in 2024. The patent portfolio is amortized through 2024. The following is a summary of patents less accumulated amortization at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017

Patents	$4,500,000	$4,500,000

Less accumulated amortization	161,728	-

	$4,338,272	$4,500,000

Amortization expense associated with patents was $161,728 and $0 for the three months ended March 31, 2018 and 2017. The estimated future amortization expense related to patents as of March 31, 2018 is as follows:

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Twelve Months Ending March 31,	Amount

2019	$646,910
2020	646,910
2021	646,910
2022	646,910
2023	646,910
Thereafter	1,103,722
Total	$4,338,272

Note 5 - Notes Payable and Long Term Loan

Notes Payable

During the three months ended March 31, 2018, the Company issued one Convertible Note (“Variable Note”) totaling $147,370 for funding of $125,000 with an original term of one year with an interest rate of 10%, and a variable conversion rate with a discount of 35% of the Company’s common stock based on the terms included in the Variable Note. The Variable Note contains a prepayment option, which enables the Company to prepay the note subsequent to issuance at a premium of 135%. The Company also issued one Fixed Rate Note (“Fixed Rate Note) totaling $275,000 for funding of $250,000 with an original term of six months and an interest rate of 12%.

The gross amount of all Variable Notes outstanding at March 31, 2018 is $4,236,120, of which $608,750 are past maturity.

Notes payable to a related party in the aggregate amount of $270,000 were outstanding at March 31, 2018.

As of March 31, 2018, other notes payable outstanding totaled $2,794,903, of which $1,019,903 are past maturity.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

	March 31, 2018	December 31, 2017

Notes payable at beginning of period	$7,356,144	$3,193,956
Notes payable issued	422,370	5,837,070
Settlements on note payable	-	(95,597)
Repayments of notes payable in cash	-	(96,000)
Less amounts converted to stock	(477,491)	(1,483,285)
Notes payable at end of period	7,301,023	7,356,144
Less debt discount	(1,839,636)	(2,624,984)
	$5,461,387	$4,731,160

Notes payable issued to related parties	$270,000	$270,000
Notes payable issued to non-related parties	$5,191,387	$4,461,160

The maturity dates on the notes payable are as follows:

Twelve months ending,	Non-related parties	Related parties	Total
Past due	$1,628,653	$-	$1,628,653
March 31, 2019	5,402,370	270,000	5,672,370
Total	$7,031,023	$270,000	$7,301,023

Long Term Loan

The Company has financed the purchase of an automobile. The maturity dates on the loan are as follows:

Twelve months ending,
March 31, 2019	$1,064
$1,064

Current portion	$1,064
Long term portion	$-

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

 Note 6 - Shareholders’ Deficit

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock which have been designated as follows:

	Number of Shares	Number of Shares Outstanding at	Par	Liquidation
	Authorized	March 31, 2018	Value	Value
Series AA	1,000,000	5,000	$0.0001	$-
Preferred Series B	50,000	1,350	$0.0001	$100
Preferred Series C	8,000	760	$0.0001	$1,000
Undesignated	3,942,000	-	-	-

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

Each holder of outstanding shares of Series AA Super Voting Preferred Stock shall be entitled to one hundred thousand (100,000) votes for each share of Series AA Super Voting Preferred Stock held on the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company. The Series AA Super Voting Preferred Stock holders will receive no dividends nor any value on liquidation. As of March 31, 2018, there were 5,000 shares of Series AA Preferred stock outstanding.

Series B Convertible Preferred Stock

On February 7, 2017, the Company filed a certificate of designation for 50,000 shares of Series B Convertible Preferred Stock designated as Series B (“Series B”) which are authorized and convertible, at the option of the holder, commencing six months from the date of issuance into common shares and warrants. For each share of Series B, the holder, on conversion, shall receive the stated value divided by 75% of the market price on the date of purchase of Series B and a three-year warrant exercisable into up to a like amount of common shares with an exercise price of 150% of the market price as defined in the Certificate of Designation. Dividends shall be paid only if dividends on the Company’s issued and outstanding Common Stock are paid and the amount paid to the Series B holder will be as though the conversion shares had been issued. The Series B holders have no voting rights. Upon liquidation, the holder of Series B, shall be entitled to receive an amount equal to the stated value, $100 per share, plus any accrued and unpaid dividends thereon before any distribution is made to Series C Secured Redeemable Preferred Stock or common stockholders. As of March 31, 2018, 1,350 shares of Series B and 4,805,600 warrant shares have been issued and are outstanding.

Series C Secured Redeemable Preferred Stock

On December 22, 2017, the Company filed a certificate of designation for 8,000 shares of Series C Secured Redeemable Preferred Stock (“Series C”). Each share of the C Preferred is entitled to receive a $20.00 quarterly dividend commencing March 31, 2018 and each quarter thereafter and is to be redeemed for the stated value, $1,000 per share, plus accrued dividends in cash (i) at the Company’s option, commencing one year from issuance and (ii) mandatorily as of December 31, 2019. The C Preferred does not have any rights to vote with the common stock. Upon liquidation, the holder of Series C, shall be entitled to receive an amount equal to the stated value, $1,000 per share, plus any accrued and unpaid dividends thereon before any distribution is made to common stockholders but after distributions are made to holders of Series B. Since the C Preferred is mandatorily payable, the obligation has been included in long term liabilities on the consolidated balance sheets as of March 31, 2018 and December 31, 2017. The Company’s obligation to redeem the C Preferred is secured by a security interest in the RGN Assets. As of March 31, 2018, the Company has sold 760 shares of C Preferred in units comprised of shares of C Preferred and common stock purchase warrants exercisable into up to 2,995,780 shares of common stock for consideration of $760,000. The warrants resulted in a debt discount of $110,080 and $101,808 at March 31, 2018 and December 31, 2017, respectively, and are recorded as a discount to the preferred stock liability on the consolidated balance sheet.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Common Stock

During the three months ended March 31, 2018, the Company issued pursuant to a private placement offering 1,561,950 shares of common stock and the same number of warrants for cash of $60,000. The Company also issued 19,327,397 shares of common stock for the conversion of notes and accrued interest in the amount of $513,530.

During the three months ended March 31, 2018, the Company issued 17,003 shares of common stock valued at $1,046 related to the extension of outstanding notes and lock-up agreements.

During the three months ended March 31, 2018, the Company issued 100,000 shares of common stock with a value of $4,535, related to services and fees.

The Variable Debentures issued by the Company each have a provision requiring the Company to reserve a variable amount of shares of common stock for when the holder of the Variable Debenture converts.

Stock Options

The balance of all stock options outstanding as of March 31, 2018 is as follows:

		Weighted Average	Weighted Average	Aggregate
		Exercise Price	Remaining Contractual	Intrinsic
	Options	Per Share	Term (years)	Value
Outstanding at January 1, 2018	93,203,369	$0.029	3.96
Granted	-	$-
Cancelled	-	$-
Exercised	-	$-
Outstanding at March 31, 2018	93,203,369	$0.029	3.71	$484,658

Exercisable at March 31, 2018	93,203,369	$0.029	3.71	$484,658

Warrants

During the three months ended March 31, 2018, in conjunction with the sale of Common Stock, the Company issued three-year common stock purchase warrants to acquire up to 1,561,950 shares of common stock with exercise prices ranging from $0.0734 to $1.00 per share.

In addition, during the three months ended March 31, 2018, the Company issued a five-year common stock purchase warrant to acquire up to 2,000,000 shares of common stock valued at $71,521 with an exercise price of $0.05 in conjunction with the issuance of a note payable; three-year common stock purchase warrants to acquire up to 4,805,600 shares of common stock with exercise prices ranging from $0.051 to $1.00 in conjunction with the issuance of Series B preferred stock; two-year common stock purchase warrants to acquire up to 270,511shares of common stock with exercise prices ranging from $0.0404 to $0.0516 in conjunction with the issuance of Series C preferred stock; a 2-year common stock purchase warrant to acquire up to 6,200,000 shares of common stock valued at $380,750 with an exercise price of $0.0001.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The Company measures the fair value of warrants issued using the Black Scholes option pricing model using the following assumptions:

Three months ended March 31, 2018

Expected term	2 years - 5 years
Exercise price	$0.0001-$0.0516
Expected volatility	176%-193%
Expected dividends	None
Risk-free interest rate	1.92% to 2.65%
Forfeitures	None

A summary of the status of the warrants granted under these agreements at March 31, 2018, and changes during the three months then ended is presented below:

	Outstanding Warrants
		Weighted Average
		Exercise Price
	Shares	Per Share
Outstanding at January 1, 2018	61,807,992	$0.31
Granted	14,838,061	$0.24
Cancelled	(300,000)	$0.81
Exercised	-	$-
Outstanding at March 31, 2018	76,346,053	$0.30

Exercisable at March 31, 2018	76,346,053	$0.30

As of March 31, 2018, the Company has 500,000,000 shares of common stock authorized. After the exercise of stock options and warrants and the conversion of variable rate debentures, the Company could potentially have a shortfall of common stock. Should there be a shortfall in common stock, the shareholders of the Company would need to approve an increase in the authorized common stock to an amount sufficient to satisfy such exercises and conversions or reclassify the obligations to liabilities payable in some form other than common stock.

Note 7 – Related Party Transactions

One executive of the Company has entered into note payable agreements with the Company. The balance of notes payable from related parties at March 31, 2018 is $270,000.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

As of March 31, 2018 and December 31, 2017, the balance of executives’ deferred compensation is $946,425 and $922,425, respectively.

From time-to-time executives of the Company advance monies to the Company to cover costs. During the three months ended March 31, 2018, executives advanced $60,000 of funds to the Company and received payments of $82,000 resulting in a $0 balance of short-term advances due to executives at March 31, 2018.

Note 8 – Fair Value Measurements

The Company has issued Variable Debentures which contained variable conversion rates based on unknown future prices of the Company’s common stock. This results in a conversion feature. The Company measures the conversion feature using the Black Scholes option pricing model using the following assumptions:

Three months ended March 31,
	2018	2017

Expected term	1 month - 1 year	1 month - 1 year
Exercise price	$0.0202-$0.0326	$0.006-$0.029
Expected volatility	145%-195%	163%-198%
Expected dividends	None	None
Risk-free interest rate	1.79% to 2.02%	0.79% to 1.06%
Forfeitures	None	None

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

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The following table presents changes in the liabilities with significant unobservable inputs (level 3) for the nine months ended March 31, 2018:

Derivative
Liability
Balance December 31, 2017	$5,939,600

Issuance of convertible debt	180,197
Settlements by debt settlement	(486,832)
Change in estimated fair value	(1,814,058)

Balance March 31, 2018	$3,818,907

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

The Company’s balance sheet contains derivative liabilities that are recorded at fair value on a recurring basis. The three-level valuation hierarchy for disclosure of fair value is as follows:

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

The following table presents balances in the liabilities with significant unobservable inputs (Level 3) at March 31, 2018:

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

As of March 31, 2018
Derivative liability	$-	$-	$3,818,907	$3,818,907
Total	$-	$-	$3,818,907	$3,818,907

Note 9 – Commitments and Contingencies

Legal Matters

The Company may become involved in various legal proceedings in the normal course of business.

Note 10 – Subsequent Events

Subsequent to March 31, 2018, an aggregate of 9,514,704 shares of restricted common stock were issued on the conversion of $170,000 of principal and $18,045 of accrued interest pursuant to one Variable Note.

Subsequent to March 31, 2018, the Company received $250,000 of funding in connection with a $283,000 convertible note due on October 3, 2018 bearing interest at a rate of 12%. In addition, the Company issued 3,387,534 common shares that are refundable as long as the Company does not default under the terms of the note.

Subsequent to March 31, 2018, the Company received $70,000 of cash from the issuance of 70 shares of Preferred C Stock and issued two-year warrants for the exercise up to 387,085 shares of common stock with exercise prices ranging from $0.0344 to $0.0381related thereto.

Subsequent to March 31, 2018, the Company issued a two-year warrant exercisable into up to 163,044 at an exercise price of $0.0368 for the extension of the maturity date on one note.

As a result of these issuances the total number of common shares outstanding is 350,860,300, Preferred B shares outstanding is 1,350 and Preferred C shares outstanding is 830

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Endonovo Therapeutics, Inc. and Subsidiaries (the “Company” or “ENDV” “we” “us” “our”) is primarily focused in the business of biomedical research and development, particularly in regenerative medicine, which has included the development of its proprietary non-invasive electrocuetical™ device and intellectual property licensing and commercialization.

Our intellectual property management and commercialization segment is focused primarily on licensing various commercially desirable technologies and patents from companies that need operating capital or that need help commercializing their technology and sublicense such technology in designated territories. This segment acquires exclusive licenses for marketable technology normally without the payment of any upfront license fee to the licensor and thereafter, to sub-license the technology in the designated markets, including Asia, Europe, and Brazil. Our results depend upon our ability to locate available, licensable, and readily marketable technology, to negotiate favorable licenses for such technology, and to sub-license the technology in the designated markets at a sufficient level of volume in an effort to generate maximum revenues. Due to the history of our acquisitions, as set forth below, and management’s assessment of what has been the most promising of our technologies, we have determined to focus ourselves as a developer of non-invasive medical devices, more particularly medical devices configured to deliver our Electroceutical™ Therapies. We are commercial stage developer of non-invasive medical devices designed to deliver our proprietary Electroceutical™ Therapies for the treatment of inflammatory conditions, cardiovascular diseases, chronic kidney disease and central nervous system disorders.

First Commercial Sales of SofPulse®

On January 22, 2018, the Company announced the first commercial sales of its FDA-Cleared Electroceutical™ System, SofPulse®, for the palliative treatment of post-operative pain and edema in superficial soft tissues. To date, SofPulse® is being prescribed by 21 physicians for use post-surgical pain relief and recovery. The Company is working to continue expanding the number of physicians and cosmetic surgeons prescribing SofPulse® for post-operative pain relief and recovery.

Our commercialization efforts have been partially delayed due to manufacturing shortages of the Ivivi Roma Electroceutical™ System we plan to sell and rent to acute care & skilled nursing facilities. The Ivivi Roma Electroceutical™ System has not been manufactured in approximately 6 years and we are currently sourcing various components to build sufficient units to fulfill several pending orders from skilled nursing facilities. However, we will be required to redesign the Ivivi Roma Electroceutical™ System with newer readily available components to ensure a sufficient supply of inventory to fulfill contemplated and pending orders and continue our commercialization efforts.

Going Concern

Our independent registered auditors included an explanatory paragraph in their opinion on our consolidated financial statements as of and for the fiscal year ended December 31, 2017 that states that our ongoing losses and lack of resources causes doubt about our ability to continue as a going concern.

Critical Accounting Policies

A summary of our significant accounting policies is included in Note 1 of the “Notes to Consolidated Financial Statements,” contained in our Form 10-K for the year ended December 31, 2017. Management believes that the consistent application of these policies enables us to provide users of the financial statements with useful and reliable information about our operating results and financial condition. The summary consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require us to make estimates and assumptions. Other than the new revenue recognition standard that became effective at the beginning of 2018, we did not experience any significant changes during the quarter ended March 31, 2018 in any of our Critical Accounting Policies from those contained in our Form 10-K for the year ended December 31, 2017.

New Accounting Pronouncements

See Note 1 of Notes to Condensed Consolidated Financial Statements for further discussion of new accounting standards that have been adopted or are being evaluated for future adoption.

Results of Operations

Three Months ended March 31, 2018 and 2017

	Three Months Ended March 31,		Favorable
	2018	2017	(Unfavorable)%

Revenue	$6,972	$-	$6,972	NM

Operating expenses	$1,282,316	$557,512	$(724,804)	-130.0%

Loss from operations	(1,275,344)	(557,512)	(717,832)	-128.8%

Other income (expense)	656,427	(7,207,464)	7,863,891	NM

Net loss	$(618,917)	$(7,764,976)	$7,146,059	92.0%

Revenue

The Company initiated sales of its SofPulse® product during the current quarter in an amount of $22,173 compared to no sales during the previous year corresponding period.

Revenues for our SofPulse® product is typically recognized at the time the product is shipped, at which time the title passes to the customer, and there are no further performance obligations.

In connection with offering products and services provided to the end user by third-party vendors, we review the relationship between us, the vendor and the end user to assess whether revenue should be reported on a gross or net basis. In asserting whether revenue should be reported on a gross or net basis, we consider whether we act as a principal in the transaction and control the goods and services used to fulfill the performance obligation(s) associated with the transaction.

During the quarter ended March 31 2018, we recognized net revenues of $6,972 from products with a selling price of $22,173.

It is anticipated that sales will increase in future quarters.

Operating Expenses

Operating expenses increased $724,804, an increase of 130.0%, to $1,282,316 for the three months ended March 31, 2018 compared to $557,512 for the corresponding period of the previous year. The primary reasons for this increase were the issuance of warrants for services provided in an amount of approximately $381,000, an increase in research and development costs of approximately $114,000 and an increase in amortization of patent costs of approximately $162,000 as the result of acquiring the patent portfolio of RGN in late 2017.

Other Income (Expense)

Other income (expense) for the quarter ended March 31, 2018 was income of $656,427 compared to expense of $7,207,464 for the quarter ended March 31, 2017. This change was due primarily to a change in valuation of our derivative liabilities and net of interest expense resulting from the amortization of the discounts on notes payable. In addition, we had a gain on settlement of debt of $114,828 during the quarter ended March 31, 2018 compared to a loss of $92,633 during the quarter ended March 31, 2017. We anticipate continued large fluctuations in other income (expense) as a result of quarterly re-evaluation of these derivative liabilities.

Liquidity and Capital Resources

	As of		Favorable
	March 31, 2018	December 31, 2017	(Unfavorable)
Working Capital

Current assets	$123,268	$111,173	$12,095
Current liabilities	12,272,867	13,409,345	1,136,478
Working capital deficit	$(12,149,599)	$(13,298,172)	$1,148,573

Long-term debt	$821,000	$753,192	$(67,808)

Stockholders’ deficit	$(8,622,560)	$(9,550,300)	$927,740

	Three Months Ended March 31,		Favorable
	2018	2017	(Unfavorable)
Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(590,751)	$(434,192)	$(156,559)
Investing activities	$(8,969)	$-	$(8,969)
Financing activities	$604,843	$491,586	$113,257

	As of		Favorable
	March 31, 2018	December 31, 2017	(Unfavorable)
Balance Sheet Select Information

Cash	$95,296	$90,173	$5,123

Accounts payable and accrued expenses	$2,991,509	$2,714,041	$(277,468)

Since inception and through March 31, 2018, the Company has raised approximately $10.5 million in equity and debt transactions. These funds have been used to commence the operations of the Company to acquire and begin the development of its intellectual property portfolio. These activities include attending trade shows and corporate development. Our accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these condensed consolidated financial statements. The Company has incurred substantial losses since inception. Its current liabilities exceed its current assets and available cash is not sufficient to fund expected future operations. The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern. To reduce the risk of not being able to continue as a going concern, management is commercializing its FDA cleared and CE marked products and has implemented its business plan to materialize revenues from potential, future, license agreements, has initiated a private placement offering to raise capital through the sale of its common stock and is seeking out profitable companies. Our cash on hand at March 31, 2018 was $95,296, This will be insufficient to fund operations if additional capital is not raised. The Company raised an aggregate of $630,000 through the sale of equity and debt securities during the three months ended March 31, 2018.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that as of March 31, 2018 our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended March 31, 2018. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Item 1A. Risk Factors.

We are a Smaller Reporting Company (as defined in Rule 12b-2 of the Exchange Act) and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Number of
Common Shares	Source of
Issued	Payment	Amount
100,000	Services	$4,535
17,003	Note extension	$1,046
1,561,950	Cash	$60,000
19,327,397	Conversion of notes	$885,533

The above issuances of securities during the three months ended March 31, 2018 were exempt from registration pursuant to Section 4(2), and/or Regulation D promulgated under the Securities Act. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

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

Dated: May 18, 2018	Endonovo Therapeutics, Inc.

	By:	/s/ Alan Collier
Alan Collier
Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

