Form 10-Q
period 2018-09-30
ENDONOVO THERAPEUTICS, INC.
filed 2018-11-13
CIK 1528172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018.

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

As of November 13, 2018, there were 395,129,771 shares of common stock, $0.0001 par value issued and outstanding.

ENDONOVO THERAPEUTICS, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

September 30, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash	$665,244	$90,173
Accounts receivable	2,650	-
Prepaid expenses and other current assets	21,000	21,000
Total current assets	688,894	111,173

Property Plant and Equipment, net	7,741	1,064
Patents, net	4,014,817	4,500,000
Total assets	$4,711,452	$4,612,237

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$3,179,602	$2,714,041
Short term advances	-	20,323
Notes payable, net of discounts of $1,175,627 as of Septebmer 30, 2018 and $2,624,984 as of December 31, 2017	6,966,896	4,461,160
Notes payable - related parties	270,000	270,000
Derivative liability	7,057,172	5,939,600
Current portion of long term loan	-	4,221
Total current liabilities	17,473,670	13,409,345

Series C preferred stock liability, net of discounts of $152,972 at September 30, 2018 and $101,808 as of December 31, 2017	1,164,528	598,192
Acquisition payable	155,000	155,000
Total liabilities	18,793,198	14,162,537
COMMITMENTS AND CONTINGENCIES, note 9
Shareholders’ deficit
Super AA super voting preferred stock, $0.001 par value; 1,000,000 authorized and 5,000 and 5,000 issued and outstanding at September 30, 2018 and December 31, 2017	5	5
Series B convertible preferred stock, $0.0001 par value; 50,000 shares authorized, 1,350 and 0 issued and outstanding at September 30, 2018 and December 31, 2017	1	-
Common stock, $0.0001 par value;
2,500,000,000 shares authorized; 381,375,857 and 316,951,712 shares issued and outstanding as of Septermber 30, 2018 and December 31, 2017	38,136	31,692
Additional paid-in capital	22,884,078	19,604,016
Stock subscriptions	(1,570)	(1,570)
Accumulated deficit	(37,002,396)	(29,184,443)
Total shareholders’ deficit	(14,081,746)	(9,550,300)
Total liabilities and shareholders’ deficit	$4,711,452	$4,612,237

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenue	$21,306	$-	$41,132	$-
Cost of revenue	4,312	-	4,862	-
Gross profit	16,994	-	36,270	-

Operating expenses	1,052,210	1,035,628	3,163,485	3,770,929
Loss from operations	(1,035,216)	(1,035,628)	(3,127,215)	(3,770,929)

Other income (expense)
Change in fair value of derivative liability	(3,431,939)	(4,544,656)	(970,760)	(6,945,434)
Gain (loss) on settlement of debt	49,806	(58,197)	308,151	2,175,459
Settlement expenses	-	(80,000)	-	(80,000)
Interest expense, net	(1,530,847)	(953,623)	(4,028,129)	(3,958,187)
Other income (expense)	(4,912,980)	(5,636,476)	(4,690,738)	(8,808,162)

Loss before income taxes	(5,948,196)	(6,672,104)	(7,817,953)	(12,579,091)

Provision for income taxes	-	-	-	-

Net loss	$(5,948,196)	$(6,672,104)	$(7,817,953)	$(12,579,091)

Basic and diluted loss per share	$(0.02)	$(0.03)	$(0.02)	$(0.06)
Weighted average common shares outstanding:
Basic and diluted	369,234,308	263,535,090	348,379,894	220,353,026

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months ended September 30,
	2018	2017
Operating activities:
Net loss	$(7,817,953)	$(12,579,091)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	487,474	11,070
Fair value of shares issued for services	130,235	1,410,071
Gain on extinguishment of debt	(308,151)	(2,175,459)
Amortization of note discount and original issue discount	2,647,939	1,467,888
Amortization of discount on Series C Preferred stock liability	61,912	-
Non-cash interest expense	623,917	2,465,912
Non-cash value of warrant and stock options issued for services	382,473	-
Change in fair value of derivative liability	970,760	6,945,434
Changes in assets and liabilities:
Accounts receivable	(2,650)	-
Prepaid expenses and other current assets	-	156,321
Accounts payable and accrued expenses	661,305	108,658
Net cash used in operating activities	(2,162,739)	(2,189,196)

Investing activities:
Acquisition of property and equipment	(8,969)	-
Net cash used in investing activities	(8,969)	-

Financing activities:
Proceeds from the issuance of notes payable	2,336,000	1,562,000
Proceeds from related party short-term advances	65,000	12,650
Repayments on related parties short term advances	(87,000)	(11,500)
Proceeds from issuance of preferred stock	135,000	5
Proceeds from issuance of common stock and units	60,000	740,250
Payment against long term loan	(4,221)	(9,263)
Payment against notes payable	(375,500)	(96,000)
Proceeds from issuance of redeemable shares	617,500	-
Net cash provided by financing activities	2,746,779	2,198,142

Net increase in cash	575,071	8,946
Cash, beginning of year	90,173	55,533
Cash, end of period	$665,244	$64,479

Supplemental disclosure of cash flow information:
Cash paid for interest	$122,445	$27,022
Cash paid for Preferred C dividends	$37,950	$-
Cash paid for income taxes	$-	$-

Non Cash Investing and Financing Activities:
Conversion of notes payable and accrued interest to common stock	$1,237,256	$1,108,321
Reduction in note payable and accrued interest as result of settlement	$82,000	$-
Common stock issued on settlement of debt	$-	$289,675
Notes payable and accrued interest exchanged for common stock units	$-	$66,367
Value of stock options granted in satisfaction of deferred compensation	$-	$1,467,311

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Deficit

(Unaudited)

	Series AA Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Common Stock Subscription	Retained	Total Shareholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Earnings	Deficit

Balance December 31, 2017	5,000	$5	-	$-	316,951,712	$31,692	$19,604,016	$(1,570)	$(29,184,443)	$(9,550,300)

Private placement units issued for cash	-	-	-	-	1,561,950	156	59,844	-	-	60,000
Preferred stock issued for cash	-	-	1,350	1	-	-	134,999	-	-	135,000
Shares issued for services	-	-	-	-	4,150,000	416	129,819	-	-	130,235
Shares issued with lock-up agreements	-	-	-	-	17,003	2	1,044	-	-	1,046
Shares issued for conversion of notes payable and accrued interest	-	-	-	-	58,695,192	5,870	2,367,869	-	-	2,373,739
Valuation of warrants issued with Preferred Series C	-	-	-	-	-	-	113,076	-	-	113,076
Valuation of warrant and stock options issued for services	-	-	-	-	-	-	382,473	-	-	382,473
Valuation of warrant issued with note payable	-	-	-	-	-	-	71,521	-	-	71,521
Valuation of warrants issued for extension of notes	-	-	-	-	-	-	19,417	-	-	19,417
Net loss for the period ended September 30, 2018	-	-	-	-	-	-	-	-	(7,817,953)	(7,817,953)
Balance September 30, 2018	5,000	$5	1,350	$1	381,375,857	$38,136	$22,884,078	$(1,570)	$(37,002,396)	$(14,081,746)

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated financial statements as of September 30, 2018 and 2017 are unaudited; however, in the opinion of management such interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in the Company’s most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on April 6, 2018. The results of operations for the period presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

The consolidated financial statements of the Company include the accounts of ETI and IPR as of March 14, 2012; Aviva as of April 2, 2013; and WeHealAnimals as of November 16, 2013. All significant intercompany accounts and transactions are eliminated in consolidation.

Going Concern

These accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date these consolidated financial statements are issued. The Company has raised approximately $3,148,500 in debt and equity financing for the period January 1, 2018 to September 30, 2018. The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty. To reduce the risk of not being able to continue as a going concern, management is commercializing its FDA cleared and CE marked products and has partially implemented its business plan to materialize revenues from potential, future, license agreements, has initiated a private placement offering to raise capital through the sale of its preferred and common stock and is seeking out profitable companies.

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

Accounts Receivable

The Company uses the specific identification method for recording the provision for doubtful accounts, which was $0 at September 30, 2018 and December 31, 2017. Accounts receivable are written off when all collection attempts have failed.

Research and Development

Costs relating to the development of new products are expensed as research and development as incurred in accordance with FASB Accounting Standards Codification (“ASC”) 730-10, Research and Development. Research and development costs amounted to $5,238 and $75,346 for the three months ended September 30, 2018 and 2017 and $163,073 and $115,159 for the nine months ended September 30, 2018 and 2017, respectively, and are included in operating expenses in the condensed consolidated statements of operations.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation—Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. This ASU is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company has early adopted ASU 2018-07 and the adoption did not have a significant impact on the Company’s consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. Effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this Update. Any entity is permitted to early adopt any removed or modified disclosures upon issuance of this Update and delay adoption of the additional disclosures until their effective date. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

During the three months ended September 30, 2018, we recognized gross revenue of $21,306 from products we sold as a principal in the transaction. During the nine months ended September 30, 2018, we recognized net revenue of $17,045 from products with a selling price of $43,196 and gross revenue of $24,087 from products we sold as a principal in the transaction.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Sources of Revenue

We have identified the following revenues disaggregated by revenue source:

1.	Plastic Surgeons

As of September 30, 2018 and 2017 the sources of revenue were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Distributor- Plastic surgeons, net	$-	$-	$17,045	$-
Direct sales- Plastic surgeons, gross	21,306	-	24,087	-
Total sources of revenue	$21,306	$-	$41,132	$-

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

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Note 3 – Property, Plant and Equipment

The following is a summary of equipment, at cost, less accumulated depreciation at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017

Autos	$64,458	$64,458
Medical equipment	13,969	5,000
Other equipment	8,774	8,774
	87,201	78,232
Less accumulated depreciation	79,460	77,168
	$7,741	$1,064

Depreciation expense for the nine months ended September 30, 2018 and 2017 was $2,292 and $11,070, respectively. Repairs and maintenance are charged to expense as incurred while improvements are capitalized. Upon the sale, retirement or disposal of fixed assets, the accounts are relieved of the cost and the related accumulated depreciation with any gain or loss recorded to the consolidated statements of operations.

Note 4 – Patents

In December 2017, we acquired from Rio Grande Neurosciences, Inc. (RGN) a patent portfolio for $4,500,000 as part of a settlement agreement. The oldest patents expire in 2024. The patent portfolio is amortized through 2024. The following is a summary of patents less accumulated amortization at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017

Patents	$4,500,000	$4,500,000

Less accumulated amortization	485,183	-

	$4,014,817	$4,500,000

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Amortization expense associated with patents was $485,183 and $0 for the nine months ended September 30, 2018 and 2017. The estimated future amortization expense related to patents as of September 30, 2018 is as follows:

Twelve Months Ending September 30,	Amount

2019	$646,910
2020	646,910
2021	646,910
2022	646,910
2023	646,910
Thereafter	780,267
Total	$4,014,817

Note 5 - Notes Payable and Long Term Loan

Notes Payable

During the nine months ended September 30, 2018, the Company issued Convertible Notes (“Variable Notes”) totaling $923,870 for funding of $836,000 with original terms of one year and an interest rate of 10%, and a variable conversion rate with discounts of 35% of the Company’s common stock based on the terms included in the Variable Note. The Variable Notes contains a prepayment option, which enables the Company to prepay the note subsequent to issuance at a premiums of 135%. The Company also issued Fixed Rate Notes (“Fixed Rate Notes”) totaling $1,683,000 for funding of $1,500,000 with original terms of six months and an interest rate ranging from 10% to 12%.

The gross amount of all convertible notes with variable conversion rates outstanding at September 30, 2018 is $4,212,620, of which $1,488,750 is past maturity.

Notes payable to a related party in the aggregate amount of $270,000 were outstanding at September 30, 2018, of which $100,000 is past maturity.

As of September 30, 2018, other notes payable outstanding totaled $3,929,903, of which $1,329,903 is past maturity.

	September 30,	December 31,
	2018	2017

Notes payable at beginning of period	$7,356,144	$3,193,956
Notes payable issued	2,606,870	5,837,070
Settlements on note payable	(47,500)	(95,597)
Repayments of notes payable in cash	(375,500)	(96,000)
Less amounts converted to stock	(1,127,491)	(1,483,285)
Notes payable at end of period	8,412,523	7,356,144
Less debt discount	(1,175,627)	(2,624,984)
	$7,236,896	$4,731,160

Notes payable issued to related parties	$270,000	$270,000
Notes payable issued to non-related parties	$6,966,896	$4,461,160

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The maturity dates on the notes payable are as follows:

Twelve months ending,	Non-related parties	Related parties	Total
Past due	$2,818,653	$100,000	$2,918,653
September 30, 2019	5,323,870	170,000	5,493,870
Total	$8,142,523	$270,000	$8,412,523

Note 6 - Shareholders’ Deficit

Increase in Authorized Shares

On September 18, 2018, an increase in authorized capital stock from 505,000,000 to 2,505,000,000 became effective, of which 5,000,000 shares shall be Preferred Stock, and 2,500,000,000 shall be Common Stock.

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock which have been designated as follows:

	Number of Shares	Number of Shares Outstanding	Par	Liquidation
	Authorized	at September 30, 2018	Value	Value
Series AA	1,000,000	5,000	$0.0001	$-
Preferred Series B	50,000	1,350	$0.0001	$100
Preferred Series C	8,000	1,318	$0.0001	$1,000
Undesignated	3,942,000	-	-	-

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

Each holder of outstanding shares of Series AA Super Voting Preferred Stock shall be entitled to one hundred thousand (100,000) votes for each share of Series AA Super Voting Preferred Stock held on the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company. The Series AA Super Voting Preferred Stock holders will receive no dividends nor any value on liquidation. As of September 30, 2018, there were 5,000 shares of Series AA Preferred stock outstanding.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Series B Convertible Preferred Stock

On February 7, 2017, the Company filed a certificate of designation for 50,000 shares of Series B Convertible Preferred Stock designated as Series B (“Series B”) which are authorized and convertible, at the option of the holder, commencing six months from the date of issuance into common shares and warrants. For each share of Series B, the holder, on conversion, shall receive the stated value divided by 75% of the market price on the date of purchase of Series B and a three-year warrant exercisable into up to a like amount of common shares with an exercise price of 150% of the market price as defined in the Certificate of Designation. Dividends shall be paid only if dividends on the Company’s issued and outstanding Common Stock are paid and the amount paid to the Series B holder will be as though the conversion shares had been issued. The Series B holders have no voting rights. Upon liquidation, the holder of Series B, shall be entitled to receive an amount equal to the stated value, $100 per share, plus any accrued and unpaid dividends thereon before any distribution is made to Series C Secured Redeemable Preferred Stock or common stockholders. As of September 30, 2018, 1,350 shares of Series B and 4,805,600 warrant shares have been issued and are outstanding.

Series C Secured Redeemable Preferred Stock

On December 22, 2017, the Company filed a certificate of designation for 8,000 shares of Series C Secured Redeemable Preferred Stock (“Series C”). Each share of the C Preferred is entitled to receive a $20.00 quarterly dividend commencing March 31, 2018 and each quarter thereafter and is to be redeemed for the stated value, $1,000 per share, plus accrued dividends in cash (i) at the Company’s option, commencing one year from issuance and (ii) mandatorily as of December 31, 2019. The C Preferred does not have any rights to vote with the common stock. Upon liquidation, the holder of Series C, shall be entitled to receive an amount equal to the stated value, $1,000 per share, plus any accrued and unpaid dividends thereon before any distribution is made to common stockholders but after distributions are made to holders of Series B. Since the C Preferred is mandatorily payable, the obligation has been included in long term liabilities on the consolidated balance sheets as of September 30, 2018 and December 31, 2017. The Company’s obligation to redeem the C Preferred is secured by a security interest in the RGN Assets. As of September 30, 2018, the Company has sold 1,318 shares of C Preferred in units comprised of shares of C Preferred and common stock purchase warrants exercisable into up to 5,996,546 shares of common stock for consideration of $1,317,500. The warrants resulted in a debt discount of $152,972 and $101,808 at September 30, 2018 and December 31, 2017, respectively, and are recorded as a discount to the preferred stock liability on the consolidated balance sheet.

Common Stock

During the nine months ended September 30, 2018, the Company issued pursuant to a private placement offering 1,561,950 shares of common stock and the same number of warrants for cash of $60,000. The Company also issued 58,695,192 shares of common stock for the conversion of notes and accrued interest in the amount of $1,237,256.

During the nine months ended September 30, 2018, the Company issued 17,003 shares of common stock valued at $1,046 related to the extension of outstanding notes and lock-up agreements.

During the nine months ended September 30, 2018, the Company issued 4,150,000 shares of common stock with a value of $130,235, related to services and fees.

During the nine months ended September 30, 2018, the Company issued 3,387,534 shares of common stock with a value of $116,531 as a commitment to repay a note payable on its stated terms. Since the note was satisfactorily repaid, the shares and commitment fee were rescinded.

The Variable Debentures issued by the Company each have a provision requiring the Company to reserve a variable amount of shares of common stock for when the holder of the Variable Debenture converts.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Stock Options

The balance of all stock options outstanding as of September 30, 2018 is as follows:

		Weighted	Weighted Average
		Average Exercise Price	Remaining Contractual	Aggregate Intrinsic
	Options	Per Share	Term (years)	Value
Outstanding at January 1, 2018	93,203,369	$0.029	3.96
Granted	1,000,000	$0.030	1.86
Cancelled	-	$-	-
Exercised	-	$-	-
Outstanding at September 30, 2018	94,203,369	$0.029	3.19	$2,232,620

Exercisable at September 30, 2018	93,286,702	$0.029	3.21	$2,210,895

Warrants

During the nine months ended September 30, 2018, in conjunction with the sale of Common Stock, the Company issued three-year common stock purchase warrants to acquire up to 1,561,950 shares of common stock with exercise prices ranging from $0.0734 to $1.00 per share.

In addition, during the nine months ended September 30, 2018, the Company issued a five-year common stock purchase warrant to acquire up to 2,000,000 shares of common stock valued at $71,521 with an exercise price of $0.05 in conjunction with the issuance of a note payable; three-year common stock purchase warrants to acquire up to 4,805,600 shares of common stock with exercise prices ranging from $0.051 to $1.00 in conjunction with the issuance of Series B preferred stock; two-year common stock purchase warrants to acquire up to 3,271,277 shares of common stock with exercise prices ranging from $0.0250 to $0.0516 in conjunction with the issuance of Series C preferred stock; a 2-year common stock purchase warrant to acquire up to 6,200,000 shares of common stock valued at $380,750 with an exercise price of $0.0001; and two-year common stock purchase warrants to acquire up to 642,157 shares of common stock with exercise prices ranging from $0.0368 to $0.0370 in conjunction with the extension of certain notes payable.

The Company measures the fair value of warrants issued using the Black Scholes option pricing model using the following assumptions:

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Nine months ended September 30,
2018

Expected term	2 years - 5 years
Exercise price	$0.0001-$0.0516
Expected volatility	158%-193%
Expected dividends	None
Risk-free interest rate	1.92% to 2.81%
Forfeitures	None

A summary of the status of the warrants granted under these agreements at September 30, 2018, and changes during the nine months then ended is presented below:

	Outstanding Warrants
		Weighted Average
		Exercise Price
	Shares	Per Share
Outstanding at January 1, 2018	61,807,992	$0.31
Granted	18,480,984	$0.20
Cancelled	(300,000)	$0.81
Exercised	-	$-
Outstanding at September 30, 2018	79,988,976	$0.28

Exercisable at September 30, 2018	79,988,976	$0.28

Note 7 – Related Party Transactions

One executive of the Company has entered into note payable agreements with the Company. The balance of notes payable from related parties at September 30, 2018 is $270,000.

As of September 30, 2018 and December 31, 2017, the balance of executives’ deferred compensation is $942,650 and $922,425, respectively.

From time-to-time executives of the Company advance monies to the Company to cover costs. During the nine months ended September 30, 2018, executives advanced $65,000 of funds to the Company and received payments of $87,000 resulting in a $0 balance of short-term advances due to executives at September 30, 2018.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Note 8 – Fair Value Measurements

The Company has issued Variable Debentures which contained variable conversion rates based on unknown future prices of the Company’s common stock. This results in a conversion feature. The Company measures the conversion feature using the Black Scholes option pricing model using the following assumptions:

Nine months ended September 30,
	2018	2017

Expected term	1 month - 1 year	1 month - 1 year
Exercise price	$0.0129-$0.0326	$0.0085-$0.0385
Expected volatility	119%-195%	189%-201%
Expected dividends	None	None
Risk-free interest rate	1.79% to 2.59%	1.03% to 1.31%
Forfeitures	None	None

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

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The following table presents changes in the liabilities with significant unobservable inputs (level 3) for the nine months ended September 30, 2018:

Derivative
Liability
Balance December 31, 2017	$5,939,600

Issuance of convertible debt	1,459,645
Settlements by debt settlement	(1,312,833)
Change in estimated fair value	970,760

Balance September 30, 2018	$7,057,172

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

The following table presents balances in the liabilities with significant unobservable inputs (Level 3) at September 30, 2018:

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

As of September 30, 2018
Derivative liability	$-	$-	$7,057,172	$7,057,172
Total	$-	$-	$7,057,172	$7,057,172

Note 9 – Commitments and Contingencies

Legal Matters

The Company may become involved in various legal proceedings in the normal course of business.

Note 10 – Subsequent Events

Subsequent to September 30, 2018, an aggregate of 9,236,938 shares of restricted common stock were issued on the conversion of $188,750 of principal and $23,106 of accrued interest pursuant to three Variable Notes.

Subsequent to September 30, 2018, 575,800 shares of restricted common stock were issued on the conversion of $15,000 of principal and $5,153 of accrued interest pursuant to one Fixed Rate Note and issued 3-year warrants for an exercise of up to 575,800 shares of common stock with exercise prices ranging from $0.069 to $1.00.

Subsequent to September 30, 2018, the Company received $85,000 of cash from the issuance of 85 shares of Preferred C Stock and issued two-year warrants for the exercise up to 381,803 shares of common stock with an exercise prices ranging from $0.0380 to $0.0470.

Subsequent to September 30, 2018, 1,000,000 shares of restricted common stock were issued related to services rendered.

Subsequent to September 30, 2018, 2,941,176 shares of restricted common stock were issued on the conversion of 750 shares of Preferred B Stock at a conversion rate of $0.0255 per common share.

As a result of these issuances, the total number of common shares outstanding is 395,129,771. Preferred B shares outstanding is 600 and Preferred C shares outstanding is 1,403.

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

First Commercial Sales of SofPulse®

On January 22, 2018, the Company announced the first commercial sales of its FDA-Cleared Electroceutical™ System, SofPulse®, for the palliative treatment of post-operative pain and edema in superficial soft tissues. SofPulse® is being prescribed by physicians for use in post-surgical pain relief and recovery. The Company is working to continue expanding the number of physicians and cosmetic surgeons prescribing SofPulse® for post-operative pain relief and recovery.

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

Critical Accounting Policies

A summary of our significant accounting policies is included in Note 1 of the “Notes to Consolidated Financial Statements,” contained in our Form 10-K for the year ended December 31, 2017. Management believes that the consistent application of these policies enables us to provide users of the financial statements with useful and reliable information about our operating results and financial condition. The summary consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require us to make estimates and assumptions. Other than the new revenue recognition standard that became effective at the beginning of 2018, we did not experience any significant changes during the nine months ended September 30, 2018 in any of our Critical Accounting Policies from those contained in our Form 10-K for the year ended December 31, 2017.

New Accounting Pronouncements

See Note 1 of Notes to Condensed Consolidated Financial Statements for further discussion of new accounting standards that have been adopted or are being evaluated for future adoption.

Results of Operations

Three Months ended September 30, 2018 and 2017

	Three Months Ended September 30,		Favorable
	2018	2017	(Unfavorable)%

Revenue	$21,306	$-	$21,306	NM
Cost of revenue	4,312	-	(4,312)	NM
Gross profit	16,994	-	16,994	NM

Operating expenses	1,052,210	1,035,628	(16,582)	-1.6%

Loss from operations	(1,035,216)	(1,035,628)	412	0.0%

Other income (expense)	(4,912,980)	(5,636,476)	723,496	12.8%

Net loss	$(5,948,196)	$(6,672,104)	$723,908	10.8%

Revenue

Revenue of the Company’s SofPulse® product during the current quarter in an amount of $21,306 compared to no sales during the previous year corresponding period.

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

Cost of Revenue

Cost of revenue was $4,312 during the three months ended September 30, 2018 compared to no cost of revenue during the previous year corresponding period. Cost of revenue is recognized on those sales recorded as gross for which we are the principal in the transaction as opposed to net sales which reflect no cost of revenue.

It is anticipated that cost of revenue will increase in future quarters.

Operating Expenses

Operating expenses were stable at $1,052,210 for the three months ended September 30, 2018 compared to $1,035,628 for the corresponding period of the previous year. There was a reduction in consulting and professional expenses of approximately $98,000 related primarily to stock based compensation recorded in 2017, a reduction of research and development costs of approximately $70,000, offset by an increase in amortization of patent costs of approximately $162,000 as the result of acquiring the patent portfolio of RGN in late 2017 and approximately $23,000 of other expenses.

Other Income (Expense)

Other income (expense) for the quarter ended September 30, 2018 was expense of $4,912,980 compared to expense of $5,636,476 for the quarter ended September 30, 2017. This change was due primarily to a change in valuation of our derivative liabilities and net of interest expense resulting from the amortization of the discounts on notes payable. In addition, we had a gain on settlement of debt of $49,806 during the quarter ended September 30, 2018 compared to a loss of $58,197 during the quarter ended September 30, 2017. We anticipate continued large fluctuations in other income (expense) as a result of quarterly re-evaluation of these derivative liabilities.

Nine months ended September 30, 2018 and 2017

	Nine Months Ended September 30,		Favorable
	2018	2017	(Unfavorable)%

Revenue	$41,132	$-	$41,132	NM
Cost of revenue	4,862	-	(4,862)	NM
Gross profit	36,270	-	36,270	NM

Operating expenses	3,163,485	3,770,929	607,444	16.1%

Loss from operations	(3,127,215)	(3,770,929)	643,714	17.1%

Other income (expense)	(4,690,738)	(8,808,162)	4,117,424	46.7%

Net loss	$(7,817,953)	$(12,579,091)	$4,761,138	37.8%

Revenue

The Company initiated sales of its SofPulse® product during the nine months ended September 30, 2018 in an amount of $41,132 compared to no sales during the previous year corresponding period.

It is anticipated that sales will increase in future quarters.

Cost of Revenue

Cost of revenue was $4,862 during the nine months ended September 30, 2018 compared to no cost of revenue during the previous year corresponding period. Cost of revenue is recognized on those sales recorded as gross for which we are the principal in the transaction as opposed to net sales which reflect no cost of revenue.

It is anticipated that cost of revenue will increase in future quarters.

Operating Expenses

Operating expenses decreased $607,444, a decrease of 16.1%, to $3,163,485 for the nine months ended September 30, 2018 compared to $3,770,929 for the corresponding period of the previous year. The primary reasons for this decrease were the reduction in consulting and professional expenses of approximately $100,000 related primarily to legal fees and deferred compensation expense, the reduction in stock based compensation in an amount of approximately $1,139,000 related to stock options issued to independent contractors in 2017, partially offset by an increase in amortization of patent costs of approximately $485,000 as the result of acquiring the patent portfolio of RGN in late 2017 and an increase in research and development of approximately $48,000.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2018 was expense of $4,690,738 compared to expense of $8,808,162 for the nine months ended September 30, 2017. This change was due primarily to a reduction in valuation of our derivative liabilities of approximately $5,974,000 offset by a decrease on gain on settlement of debt of approximately $1,867,000. We anticipate continued large fluctuations in other income (expense) as a result of quarterly re-evaluation of these derivative liabilities.

Liquidity and Capital Resources

	As of		Favorable
	September 30, 2018	December 31, 2017	(Unfavorable)
Working Capital

Current assets	$688,894	$111,173	$577,721
Current liabilities	17,473,670	13,409,345	(4,064,325)
Working capital deficit	$(16,784,776)	$(13,298,172)	$(3,486,604)

Long-term debt	$1,319,528	$753,192	$(566,336)

Stockholders’ deficit	$(14,081,746)	$(9,550,300)	$(4,531,446)

	Nine Months Ended September 30,		Favorable
	2018	2017	(Unfavorable)
Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(2,162,739)	$(2,189,196)	$26,457
Investing activities	$(8,969)	$-	$(8,969)
Financing activities	$2,746,779	$2,198,142	$548,637

	As of		Favorable
	September 30, 2018	December 31, 2017	(Unfavorable)
Balance Sheet Select Information

Cash	$665,244	$90,173	$575,071

Accounts payable and accrued expenses	$3,179,602	$2,714,041	$(465,561)

Since inception and through September 30, 2018, the Company has raised approximately $13 million in equity and debt transactions. These funds have been used to commence the operations of the Company to acquire and begin the development of its intellectual property portfolio. These activities include attending trade shows and corporate development. Our accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these condensed consolidated financial statements. The Company has incurred substantial losses since inception. Its current liabilities exceed its current assets and available cash is not sufficient to fund expected future operations. The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern. To reduce the risk of not being able to continue as a going concern, management is commercializing its FDA cleared and CE marked products and has implemented its business plan to materialize revenues from potential, future, license agreements, has initiated a private placement offering to raise capital through the sale of its common stock and is seeking out profitable companies. Our cash on hand at September 30, 2018 was $665,244. This will be insufficient to fund operations if additional capital is not raised. The Company raised an aggregate of $3,148,500 through the sale of equity and debt securities during the nine months ended September 30, 2018.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that as of September 30, 2018 our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended September 30, 2018. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Item 1A. Risk Factors.

We are a Smaller Reporting Company (as defined in Rule 12b-2 of the Exchange Act) and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Number of
Common Shares	Source of
Issued	Payment	Amount
4,025,000	Services	$124,775
24,469,452	Conversion of notes	$905,675

The above issuances of securities during the three months ended September 30, 2018 were exempt from registration pursuant to Section 4(2), and/or Regulation D promulgated under the Securities Act. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

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

Dated: November 13, 2018	Endonovo Therapeutics, Inc.

	By:	/s/ Alan Collier
Alan Collier
Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

