Form 10-K
period 2018-12-31
ENDONOVO THERAPEUTICS, INC.
filed 2019-04-15
CIK 1528172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of the voting Common Stock held by non-affiliates, computed by reference to the price at which the voting Common Stock was sold as of the last business day of the Company’s most recently completed second fiscal quarter is $13,626,542.

As of April 15, 2019, the registrant had 528,959,280 shares of its common stock, par value $0.0001 per share, outstanding.

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

PART I

Overview

Endonovo Therapeutics, Inc. (Endonovo or the “Company”) is an innovative biotechnology company that has developed a bio-electronic approach to regenerative medicine.

The Company develops, manufactures and distributes evolutionary medical devices focused on the rapid healing of wounds and reduction of pain, edema and inflammation on and in the human body. The Company’s non-invasive bioelectric medical devices are designed to target inflammation, cardiovascular diseases, chronic kidney disease, and central nervous system disorders (“CNS” disorders).

Endonovo’s core mission is to transform the field of medicine by developing safe, wearable, non-invasive bioelectric medical devices that deliver the Company’s Electroceutical® Therapy. Endonovo’s bioelectric Electroceutical® devices harnesses bioelectricity to restore key electrochemical processes that initiate anti-inflammatory processes and growth factors in the body necessary for healing to rapidly occur.

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

Acquisition of WeHealAnimals, Inc.

On November 16, 2013, the Company entered into an Acquisition Agreement (the “Acquisition Agreement”) with (i) WeHealAnimals, Inc. (“WHA”) and (ii) the sole shareholder of WHA (the “Shareholder”) pursuant to which the Company acquired all of the outstanding shares of WHA in exchange for the issuance of 3,000 shares of our common stock, par value $0.0001 per share and $96,000 to the Shareholder (the “Share Exchange”). As a result of the Share Exchange, WHA became a wholly-owned subsidiary of the Company and all of the equity of WHA including its and its sole shareholder’s intellectual property became the property of the Company. This obligation was fully paid on December 15, 2015 through the issuance of 350,000 shares of stock to Shareholder. WHA is a Nevada corporation with intellectual property in the fields of bio-technology including its biologics and time-varying electromagnetic frequencies with potential applications on people and animals that management believes can be developed to the benefit of the Company and its shareholders. WHA’s sole shareholder was formerly Chairman and Chief Scientist of Regenetech, Inc. Regenetech was acquired by a company that wanted its technology, biomolecules grown in microgravity, for use in cosmetics. WHA’s sole shareholder left Regenetech with exclusive rights to this proprietary square wave form technology and stem cell technologies, including the patents and patent applications relating thereto.

Other than in respect to the transaction, there is no material relationship between WHA’s sole stockholder and any of the Company’s affiliates, directors or officers.

Acquisition of Rio Grande Assets

On December 22, 2017, we exercised an option (the “Option”) to acquire intellectual property and other assets (the “RGN Assets”) from Rio Grande Neurosciences, Inc. (RGN). The Option’s price was $4,500,000 of which we paid $3,000,000 in cash and delivered a $1,500,000 secured promissory note due November 30, 2018 and security agreement. Before such note was due, the note was assigned to Eagle Equities, LLC (“Eagle”) its due date was extended to November 30, 2019, and it was made convertible into our common stock at a price related to our common stock’s market price at the time of conversion. We were granted the Option pursuant to a Settlement Agreement and Mutual Release (the “Settlement”) by and among us, RGN, and RGN’s principal shareholder which ended litigation brought by us related to an agreement we had with RGN. The terms of the settlement included a payment of $150,000 to us by RGN and the grant of the Option. The $3,000,000 Option payment was available due to the sale of $700,000 of a new class of preferred stock, a $1,800,000 secured convertible note from Eagle, and the application of available company funds. The RGN Assets relate to RGN’s PEMF portfolio of intellectual property, including 27 issued patents with foreign patent protection covering the therapeutic use of PEMF as well as the treatment of various central nervous system disorders. We intend to initiate and fund future clinical trials to evaluate the use of PEMF in the treatment of central nervous system disorders, including traumatic brain injury, post-concussion syndrome, stroke and multiple sclerosis. However, no assurance can be given that we will be successful in these endeavors or that the results of any tests will indicate further development of the RGN Assets. Prior to the exercise of the Option, RGN designated Steven Gluckstern as the payee of the Note and the party to the Security Agreement. Mr. Glucksterns rights thereunder were assigned to Eagle in November 2018.

The PEMF assets acquired under the Option include SofPulse®, a portable, disposable PEMF device with a CE Mark and an FDA 510(k) clearance for the treatment of post-surgical pain and edema in addition to medical reimbursement for the treatment of chronic wounds. Endonovo Therapeutics has begun the commercialization of the PEMF assets through marketing and the creation of various sales channels and distribution agreements.

Present Development Plans

We now are a biotechnology company developing bioelectronic devices and cell therapies for regenerative medicine. And a commercial-stage developer of non-invasive wearable Electroceuticals™ therapeutic devices.

The Company’s current portfolio of commercial and clinical-stage wearable Electroceuticals™ therapeutic devices addresses wound healing, pain, post-surgical pain and edema, cardiovascular disease, chronic kidney disease, and Central Nervous System (CNS) Disorders, including traumatic brain injury (TBI), acute concussions, post- concussion syndrome and multiple sclerosis. The Company’s non-invasive Electroceutical™ therapeutic device, SofPulse®, using pulsed short-wave radiofrequency at 27.12 MHz has been FDA-Cleared and CE Marked for the palliative treatment of soft tissue injuries and post-operative pain and edema, and has CMS National Coverage for the treatment of chronic wounds. The Company’s current portfolio of pre-clinical stage Electroceuticals™ therapeutic devices address chronic kidney disease, liver disease non-alcoholic steatohepatitis (NASH), cardiovascular and peripheral artery disease (PAD), and ischemic stroke. The Company’s non-invasive, wearable Electroceuticals™ therapeutic devices work by restoring key electrochemical processes that initiate anti-inflammatory and growth factor cascades necessary for healing to occur.

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

Cytotronics Platform:

Our Cytotronics platform uses our Time-Varying Electromagnetic Field (TVEMF) technology to expand and enhance the biological properties of stem cells for the creation of cell-based therapies. Our platform builds upon the original work conducted at the National Aeronautics and Space Administration (NASA) using TVEMF technology for the expansion of stem cells and expands this work to the development of electromagnetically-enhanced cell based therapies. Our initial concentration is on the development of our proprietary cell therapy that is created using the co-culture of stem cells from the human umbilical cord with adipose-derived stem cells to create a cell mixture that displays neither class I nor class II cell-surface major histocompatibility markers (MHC -/-) and can be administered without a tissue match. We are initially seeking to develop this cell therapy for the treatment of Graft-Versus-Host Disease. We are currently conducting pre-clinical testing at a research university in Italy to assess the ability to enhance the properties of stem cells using our Cytotronics technology.

Intellectual Property:

SofPulse: We have 27 issued patents with foreign patent protection covering the therapeutic use of tPEMF as well as the treatment of various central nervous system disorders. Additionally to date, we have filed seven patent applications in the U.S. through the U.S. Patent and Trademark Office (USPTO) and four international patent applications in the E.U., China, South Korea and Japan covering our Time-Varying Electromagnetic Field (TVEMF) technology, the production of biomolecules, the creation of an allogeneic mesenchymal stem cell product a treatment for chemical and radiation injuries, production of stem cell secretome and a method of treating tissues and organs using our TVEMF technology. To date, we have been granted one U.S. Patent (U.S. Patent No. 9,410,143) issued on August 9, 2017 covering the production of human biomolecules using our TVEMF technology. We will continue to seek to strengthen our portfolio of intellectual property by filing additional patents around uses of our core technologies.

Our business strategy is aimed at building value by positioning each of our technologies and therapies to treat specific diseases that lack effective treatment, post-operative pain and edema, or whose current standard of treatment involves invasive procedures and/or potentially harmful side effects. We anticipate updating and refining the business strategy as new medical and/or clinical advancements are made as a result of extensive research and development. In general, the component functions of the business model are to:

●	Commercialize our FDA cleared technology through direct sales, distributors and licensees;

●	License our technologies;

●	Develop additional medical indications for our medical devices;

●	Develop additional non-invasive, medical technologies;

●	Conduct pre-clinical and clinical human studies for FDA Approval of our medical devices and cell therapies;

●	Acquire subsidiaries under the parent company, Endonovo Therapeutics, to assist in the development and distribution of medical technologies;

●	Incrementally invest, market, and refine acquired and developed medical technologies and therapies.

Industry Overview

Bioelectrical Medicine within the Healthcare Industry

The healthcare industry is one of the world’s largest and fastest-growing industries. Consuming over 10 percent of Gross Domestic Product (GDP) of most developed nations, health care can form an enormous part of a country’s economy.

As of 2016, 91.1% of residents had health protection in the United States, either through their employer or bought individually. During 2016, healthcare costs reached $3.3 trillion, or $10,348 per person. The share of U.S. GDP devoted to healthcare was 17.9% of U.S. Gross Domestic Product (GDP), the largest of any country in the world. Specifically, the cost of pharmaceuticals in the United States is the highest on the planet. It is expected that Healthcare’s share of U.S. GDP will continue its upward trend, reaching 20 percent of U.S. GDP by 2025. Globally, by 2040, Healthcare spending is expected to exceed $18 Trillion annually.

Bio-Electrical Medicine is a $17.2 Billion sector of the Healthcare Industry growing at more than a 11% CAGR estimated to exceed $35.5 Billion by 2025, according to Grand View Research. Get me a copy of this Bioelectric medicine is at the forefront of technological revolution in medical sciences. As opposed to the pharmaceutical industry, bioelectric medicine has a different treatment therapy that is based on electrical pulses instead of drugs to trigger the body’s recovery capabilities. Bioelectric medicine develops nerve stimulating and sensors activation technologies to regulate biological functions and treat diseases by combining bioengineering, neuroscience, molecular medicines and electronics. These technologies may change the future of therapies for wide range of diseases.

On the basis of type of device, the global Electroceuticals®/Bioelectrical Medicine Market is classified into two major classes:

➢	Implantable Electroceuticals® Devices, and,

➢	Non-Invasive Electroceuticals® Devices.

BioElectric Medicine vs. Drug Therapies

Over the past 15 years, long-acting and extended-release opioids have been used to treat open wounds, post-operative wounds and chronic pain. These opioids are normally administered at high doses and over long treatment durations particularly in the United States, resulting in a drastic increase in the number opioid-tolerant individuals and a prescription opioid abuse epidemic. Endonovo offers an alternative, non-opioid treatment through its Electroceuticals® systems: The Company’s SofPulse® system is a medical device/designed to rapidly reduce post-operative swelling/edema, pain and to treat and accelerate the recovery of chronic wounds through the use of tPEMF. Chronic pain therapy via tPEMF works by relieving the underlying cause of pain – inflammation.

Drug therapies remain the standard of care for a broad range of medical conditions, including high blood pressure, chronic pain, autoimmune diseases, and psychiatric disorders. Management believes that bioelectronic medicine has developed as a viable alternative for the treatment of many disorders.

Normally, our nervous systems send signals to our tissues and organs to suppress inflammation, a phenomenon known as the inflammatory reflex. But sometimes, this system does not work properly, with malfunctions resulting in diseases like rheumatoid arthritis and inflammatory bowel disease. Traditionally, doctors have treated these diseases using drugs designed to suppress inflammation, such as infliximab (trade name Remicade) or adalimumab (Humira). But these drugs are expensive. Plus, they don’t work for everyone, often come with nasty side effects, and in some rare cases, they can even kill.

Current Product Being Sold – SofPulse®

In clinical trials, the SofPulse® device has proven to reduce mean pain scores by nearly 300% and inflammation by 275% thereby improving and reducing recovery time. Additionally, active patients have experienced a 2.2 fold reduction in narcotic use. The SofPulse® delivers tPEMF to enhance post-surgical recovery, naturally. Since the SofPulse® is non-invasive and non-pharmacologic, there are no known side effects and no potential for overdose or dependency AND no effects on healthy tissue.

How the SofPulse® Works

SofPulse® delivers low intensity microcurrents of energy directly to the procedure site, to enhance recovery, by increasing the amount of naturally occurring Vascular Endothelial Growth Factor (VEGF), thereby increasing the physiological process through which new blood vessels form from pre-existing vessels (Angiogenesis). Within hours/days, the Fibroblast Growth Factor (FGF) enhances, thereby increasing the production of Collagen/Granulation (within days) and Transforming Growth Factor (TGF-β) accelerating Remodeling in the body within days/weeks. This device reduces inflammation and speeds/improves the healing process. The natural healing process allows patients to get back to life faster with lowered use of narcotics. A surgeon places and activates SofPulse® immediately after a procedure. The SofPulse® can be placed over a surgical dressing or clothing and can easily be applied and/or removed in many cases by the patient themselves. The length of time the device is used will vary depending on the type of procedure.

The SofPulse® allows patients to get back to an active life faster with less use of narcotics.

➢	Immediately Usable and Effective - Single use patient device applied immediately after surgery.

➢	Easy to Use - SofPulse® can easily be applied and or removed, including in many cases by the patient themselves.

➢	Automated Dosing - Device is activated automatically or can be used as needed.

➢	Versatile - The product comes as a single device or dual device to accommodate different surgical procedures.

Manufacturing

Our SofPulse® device is manufactured for us by ADM Tronics, Inc. in an FDA approved facility in Northvale, New Jersey.

Sales & Marketing

In addition to the continuing development and expansion of our In-House sales force, an important element of Endonovo’s strategy is to establish relationships with third parties (such as well established sales organizations) that assist us in developing, marketing, selling and implementing our products.

We believe that strategic and technology-based relationships with medical facilities are fundamental to our success. We have forged numerous relationships with medical device distributors to enhance our combined capabilities. This approach enhances our ability to accelerate market penetration, accelerate the pace of our sales growth and solidify relationships.

We have a variety of marketing programs designed to create brand awareness and market recognition for our product offerings and for sales lead generation. Our marketing efforts include attending and presenting at healthcare related conferences, advertising, content development and distribution, public relations, social media publication of technical and informative articles in industry journals, sales training, and preparation of competitive analyses.

In addition, our strategic partners augment our marketing and sales campaigns through seminars, trade shows and joint public relations and advertising campaigns. Our customers and strategic partners provide references and recommendations that we often feature in external marketing activities.

Endonovo also plans to utilize Key Opinion Leaders (KOLs) within the medical community to develop a sales channel through KOL recommendations to other physicians/surgeons.

Competition

The pain management market is intensely competitive, highly fragmented and characterized by rapidly changing technology and drugs. We currently compete with other medical device manufacturers as well as pharmaceuticals that have developed drugs that are considered addictive.

Employees

We do not have any employees. However, we have retained approximately 10 individuals as independent contractors that are involved in business development and sales, research & development and administrative functions.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 1B. Unresolved Staff Comments.

Not applicable because we are a smaller reporting company.

Item 2. Properties.

We have two office locations; Woodland Hills, CA and Pittsburgh, PA, in serviced office suite on a month to month basis. We believe such offices are adequate for our present needs.

Item 3. Legal Proceedings.

We are not party to any material legal proceeding. Due to the nature of our business, we may become active in litigation relating to the defense or assertion of our patent rights or other corporate matters.

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

	Closing Price
	High	Low

Year Ended December, 2017
First Quarter	$0.07	$0.01
Second Quarter	$0.10	$0.03
Third Quarter	$0.06	$0.02
Fourth Quarter	$0.09	$0.04

Year Ended December, 2018
First Quarter	$0.06	$0.03
Second Quarter	$0.05	$0.03
Third Quarter	$0.06	$0.02
Fourth Quarter	$0.06	$0.02

Approximate Number of Equity Security Holders

As of April 15, 2019, there were approximately 390 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information and financial data discussed below is derived from the audited financial statements of the Company for its fiscal year ended December 31, 2018. The audited financial statements were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes contained elsewhere in this 10-K. The financial statements contained elsewhere in this 10-K fully represent the Company’s financial condition and operations; however, they are not indicative of the Company’s future performance. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this 10-K.

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

Accounts Receivable

The Company uses the specific identification method for recording the provision for doubtful accounts, which was $0 at December 31, 2018 and 2017. Accounts receivable are written off when all collection attempts have failed.

Research and Development

Costs relating to the development of new products are expensed as research and development as incurred in accordance with FASB Accounting Standards Codification (“ASC”) 730-10, Research and Development. Research and development costs amounted to $274,271 and $115,159 for the years ended December 31, 2018 and 2017, respectively, and are included in operating expenses in the consolidated statements of operations.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (“ASU 2017-01”) which provided new guidance clarifying the definition of a business for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted for transactions that occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance. Upon early adoption, the standard did not have a significant impact on our Consolidated Financial Statements.

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

Results of Operations

Results of Operations Year Ended December 31, 2018 vs. Year Ended December 31, 2017

	Year Ended December 31,		Favorable
	2018	2017	(Unfavorable)%

Revenue	$83,263	$-	83,263	NM
Cost of revenue	12,930	-	(12,930)	NM
Gross profit	70,333	-	70,333	NM

Operating expenses	4,229,595	4,603,886	374,291	8.1%

Loss from operations	(4,159,262)	(4,603,886)	444,624	9.7%

Other income (expense)	(2,276,577)	(6,206,274)	3,929,697	63.3%

Net loss	$(6,435,839)	$(10,810,160)	$4,374,321	40.5%

Revenue

Revenue of the Company’s SofPulse® product during the current year in an amount of $83,263 compared to no sales during the previous year.

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

It is anticipated that sales will increase in future periods.

Cost of Revenue

Cost of revenue was $12,930 during the current year compared to no cost of revenue during the previous year. Cost of revenue is recognized on those sales recorded as gross for which we are the principal in the transaction as opposed to net sales which reflect no cost of revenue.

It is anticipated that cost of revenue will increase in future periods.

Operating Expenses

Our operating expenses for 2018 were $4,229,595 compared to $4,603,886 for 2017. The operating expenses were comprised primarily of consulting and professional fees for the development of our intellectual property, research and development and expenses related to being a public company. The primary reasons for the decrease in operating expenses was a reduction in consulting and professional fees of approximately $1,280,000 offset by increases in research and development expenses of approximately $159,000 and amortization of patent expenses of approximately $647,000.

Depreciation and Amortization

We incur depreciation and amortization expense for costs related to our assets, including our patents, information technology and software. Our depreciation and amortization was $650,216 in 2018 compared to $14,761 in 2017. There were no significant equipment purchases or sales during 2018.

Other Income (Expense)

Our Other Income (Expense) was expense of $2,276,577 in 2018 compared to expense of $6,206,274 in 2017. The income in 2018 and the expense in 2017 was primarily the result of changes in our financings and re-valuations to reflect liability accounting for convertible debt issued with variable conversion rates.

Liquidity and Capital Resources

	As of December 31,		Increase
	2018	2017	(Decrease)
Working Capital

Current assets	$382,496	$111,173	$271,323
Current liabilities	15,479,151	13,409,345	2,069,806
Working capital deficit	$(15,096,655)	$(13,298,172)	$1,798,483

Long-term debt	$155,000	$753,192	$(598,192)

Stockholders’ deficit	$(11,391,838)	$(9,550,300)	$1,841,538

	For Year Ended December 31,		Increase
	2018	2017	(Decrease)
Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(2,878,834)	$(2,989,770)	$(110,936)
Investing activities	$(8,969)	$(3,000,000)	$(2,991,031)
Financing activities	$3,176,781	$6,024,410	$(2,847,629)

	As of December 31,		Increase
	2018	2017	(Decrease)
Balance Sheet Select Information

Cash	$379,151	$90,173	$288,978

Accounts payable and accrued expenses	$3,189,243	$2,714,041	$475,202

Since inception and through December 31, 2018, the Company has raised approximately $13.7 million in equity and debt transactions. These funds have been used to advance the operations of the Company, build its bio-medical platform, patent work and general corporate development. Our accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these consolidated financial statements. However, the Company has incurred substantial losses. Our current liabilities exceed our current assets and available cash is not sufficient to fund the expected future operation. The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern. To reduce the risk of not being able to continue as a going concern, management has management has implemented its business plan to materialize revenues from sales and future license agreements and has also initiated an equity line of credit offering to raise capital through the sale of its common stock and has engaged an Investment Banker to raise additional capital. Although, uncertainty exists as to whether the Company will be able generate enough cash from operations to fund the Company’s working capital needs or raise sufficient capital to meet the Company’s obligations as they become due, no adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty. Our cash on hand at December 31, 2018 was $379,151. This will not be sufficient to fund operations if additional capital is not raised. The Company raised an aggregate of $320,000 through the sale of equity and debt securities since December 31, 2018 through the date of this report.

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

Unregistered Sales of Equity Securities

During the quarter ended December 31, 2018, we issued the following unregistered equity securities:

Number of
Common Shares	Source of
Issued	Payment	Amount
3,025,000	Services	$94,550
34,077,389	Note conversion	$1,066,986
460,396	Lock up agreements	$16,148
2,000,000	Cash	$25,000
1,000,000	Issued with notes	$22,200
2,941,176	Conversion of Preferred B	$-
6,183,243	Warrant Exercise	$-

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

AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Endonovo Therapeutics, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Endonovo Therapeutics, Inc. and Subsidiaries (the Company) as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has continued to incur significant operating losses and negative cash flows from operations, during the year ended December 31, 2018 and has negative working capital at December 31, 2018. These conditions raise doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Rose, Snyder & Jacobs LLP

We have served as the Company’s auditor since 2008.

Encino, California

April 12, 2019

Endonovo Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31,

	2018	2017
ASSETS
Current assets:
Cash	$379,151	$90,173
Accounts receivable, net of allowance for doubtful accounts of $0	3,345	-
Prepaid expenses and other current assets	-	21,000
Total current assets	382,496	111,173

Property Plant and Equipment, net	6,727	1,064
Patents, net	3,853,090	4,500,000
Total assets	$4,242,313	$4,612,237

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$157,388	$143,956
Accrued interest	786,098	493,003
Deferred compensation	2,245,757	2,077,082
Short term advances	-	20,323
Notes payable, net of discounts of $1,833,795 as of December 31, 2018 and $2,624,984 as of December 31, 2017	6,054,403	4,461,160
Notes payable - related party	270,000	270,000
Derivative liability	4,426,026	5,939,600
Current portion of long term loan	-	4,221
Series C preferred stock liability, net of discounts of $180,712 at December 31, 2018	1,539,479	-
Total current liabilities	15,479,151	13,409,345

Series C preferred stock liability, net of discounts of $101,808 at December 31, 2017	-	598,192
Acquisition payable	155,000	155,000
Total liabilities	15,634,151	14,162,537
COMMITMENTS AND CONTINGENCIES, note 9
Shareholders’ deficit
Super AA super voting preferred stock, $0.001 par value; 1,000,000 authorized and 25,000 and 5,000 issued and outstanding at December 31, 2018 and December 31, 2017	25	5
Series B convertible preferred stock, $0.0001 par value; 50,000 shares authorized, 600 and 0 issued and outstanding at December 31, 2018 and December 31, 2017	1	-
Common stock, $0.0001 par value; 2,500,000,000 shares authorized; 431,063,061 and 316,951,712 shares issued and outstanding as of December 31, 2018 and December 31, 2017	43,106	31,692
Additional paid-in capital	24,186,882	19,604,016
Stock subscriptions	(1,570)	(1,570)
Accumulated deficit	(35,620,282)	(29,184,443)
Total shareholders’ deficit	(11,391,838)	(9,550,300)
Total liabilities and shareholders’ deficit	$4,242,313	$4,612,237

See accompanying summary of accounting polices and notes to consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31,

	2018	2017

Revenue	$83,263	$-
Cost of revenue	12,930	-
Gross profit	70,333	-

Operating expenses	4,229,595	4,603,886
Loss from operations	(4,159,262)	(4,603,886)

Other income (expense)
Change in fair value of derivative liability	2,603,983	(2,982,543)
Gain on settlement of debt	-	80,294
Gain (loss) on extinguishment of debt	316,560	2,485,277
Interest expense, net	(5,197,120)	(5,789,302)
Total other income (expense)	(2,276,577)	(6,206,274)

Loss before income taxes	(6,435,839)	(10,810,160)

Provision for income taxes	-	-

Net loss	$(6,435,839)	$(10,810,160)

Basic and diluted loss per share	$(0.02)	$(0.04)
Weighted average common share outstanding:
Basic and diluted	362,465,996	242,090,416

See accompanying summary of accounting polices and notes to consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Consolidated Statement of Stockholders Deficit

For the Years Ended December 31, 2018 and 2017

	Series AA		Series B Convertible				Additional	Common Stock		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Subscription	Retained	Shareholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Earnings	Deficit

Balance December 31, 2016	1,000	$-	-	$-	134,336,637	$13,434	$9,800,553	$(1,570)	$(18,374,283)	$(8,561,866)

Private placement units issued for cash	-	-	-	-	42,434,151	4,242	1,286,008	-	-	1,290,250
Preferred stock issued for cash	4,000	5	-	-	-	-	-	-	-	5
Shares issued for services	-	-	-	-	3,698,022	369	203,937	-	-	204,306
Shares issued on exercise of warrants	-	-	-	-	250,000	25	5,025			5,050
Shares issued with lock-up agreements	-	-	-	-	379,294	38	25,232	-	-	25,270
Shares issued for conversion of notes payable and accrued interest	-	-	-	-	123,163,542	12,315	4,963,635	-	-	4,975,950
Private placement units issued for conversion of notes payable and accrued interest	-	-	-	-	4,002,953	400	112,738	-	-	113,138
Shares issued related to debt extinguishment and settlement	-	-	-	-	2,142,387	214	119,068	-	-	119,282
Shares issued for repayment of accrued liabiity	-	-	-	-	6,725,000	673	235,008	-	-	235,681
Shares returned on settlement of debt	-	-	-	-	(180,274)	(18)	(10,276)	-	-	(10,294)
Valuation of stock options issued for services	-	-	-	-	-	-	1,139,403	-	-	1,139,403
Valuation of warrants issued for services	-	-	-	-	-	-	71,113	-	-	71,113
Valuation of warrants issued with preferred stock	-	-	-	-	-	-	101,808	-	-	101,808
Valuation of warrants issued with notes	-	-	-	-	-	-	83,453	-	-	83,453
Valuation of stock options issued in exchange of deferred compensation	-	-	-	-	-	-	1,467,311	-	-	1,467,311
Net loss for the year ended December 31, 2017	-	-	-	-	-	-	-	-	(10,810,160)	(10,810,160)
Balance December 31, 2017	5,000	5	-	-	316,951,712	31,692	19,604,016	(1,570)	(29,184,443)	(9,550,300)

Private placement units issued for cash	-	-	-	-	1,561,950	156	59,844	-	-	60,000
Preferred stock issued for cash	20,000	20	1,350	1	-	-	134,981	-	-	135,002
Shares issued for cash	-	-	-	-	2,000,000	200	24,800	-	-	25,000
Shares issued for services	-	-	-	-	7,175,000	718	224,067	-	-	224,785
Shares issued with lock-up agreements	-	-	-	-	477,399	48	17,146	-	-	17,194
Shares issued for conversion of notes payable and accrued interest	-	-	-	-	92,772,581	9,280	3,431,445	-	-	3,440,725
Shares issued for conversion of Preferred Series B	-	-	(750)	-	2,941,176	294	(294)	-	-	-
Valuation of stock issued with notes payable	-	-	-	-	1,000,000	100	22,100	-	-	22,200
Valuation of warrants issued with Preferred Series C	-	-	-	-	-	-	175,538	-	-	175,538
Valuation of warrant and stock options issued for services	-	-	-	-	-	-	402,919	-	-	402,919
Valuation of warrant issued with note payable	-	-	-	-	-	-	71,521	-	-	71,521
Valuation of warrants issued for extension of notes	-	-	-	-	-	-	19,417	-	-	19,417
Exercise of cashless warrants	-	-	-	-	6,183,243	618	(618)	-	-	-
Net loss for the year ended December 31, 2018	-	-	-	-	-	-	-	-	(6,435,839)	(6,435,839)
Balance December 31, 2018	25,000	$25	600	$1	431,063,061	$43,106	$24,186,882	$(1,570)	$(35,620,282)	$(11,391,838)

See accompanying summary of accounting polices and notes to consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31,

	2018	2017
Operating activities:
Net loss	$(6,435,839)	$(10,810,160)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	650,216	14,761
Fair value of equity issued for services	627,704	1,414,823
Amortization of discount on Series C Preferred stock liability	96,635	-
Non-cash interest and fees	759,949	3,400,511
Amortization of note discount and original issue discount	3,464,096	2,165,710
Change in fair value of derivative liability	(2,603,983)	2,982,543
(Gain) loss on extinguishment of debt	(316,559)	(2,485,277)
Gain on settlement of debt	-	(80,294)
Changes in assets and liabilities:
Accounts receivable	(3,345)	-
Prepaid expenses and other current assets	21,000	263,321
Accounts payable	63,232	(112,422)
Accrued interest	623,885	305,851
Deferred compensation	174,175	(49,137)
Net cash used in operating activities	(2,878,834)	(2,989,770)

Investing activities:
Acquisition of property and equipment	(8,969)	-
Acquisition of patents	-	(3,000,000)
Net cash used in investing activities	(8,969)	(3,000,000)

Financing activities:
Proceeds from the issuance of notes payable	2,836,000	4,047,000
Proceeds from issuance of notes payable- related party	-	100,000
Proceeds from short term advances	65,000	26,000
Proceeds from exercise of warrants	-	5,050
Proceeds from issuance of preferred stock	135,002	700,005
Repayments on short term advances	(87,000)	(11,500)
Proceeds from issuance of common stock	85,000	1,290,250
Payment on notes payable	(555,500)	(120,000)
Proceeds from issuance of redeemable shares	702,500	-
Payment against long term loan	(4,221)	(12,395)
Net cash provided by financing activities	3,176,781	6,024,410

Net increase in cash	288,978	34,640
Cash, beginning of year	90,173	55,533
Cash, end of year	$379,151	$90,173

Supplemental disclosure of cash flow information:
Cash paid for interest	$248,730	$33,868
Cash paid for income taxes	$-	$-

Non Cash Investing and Financing Activities:
Conversion of notes payable and accrued interest to common stock	$1,852,415	$1,582,349
Value of derivative liability from transfer to equity upon conversion of notes payable and accrued interest	$1,712,307	$8,085,694
Reduction in note payable and accrued interest as result of settlement	$82,000	$-
Settlement of liabilities by issuance of common stock	$-	$354,964
Conversion of notes payable to redeemable preferred stock	$317,691	$-
Notes payable issued on acquisition of patents	$-	$1,500,000
Deferred compensation converted to stock options	$-	$1,467,311
Accrued interest converted to notes payable	$-	$39,570

See accompanying summary of accounting polices and notes to consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

Note 1 - Nature of Business and Summary of Significant Accounting Policies

Endonovo Therapeutics, Inc. (Endonovo or the “Company”) is an innovative biotechnology company that has developed a bio-electronic approach to regenerative medicine. Endonovo is a growth stage company whose stock is publicly traded (OTCQB: ENDV).

The Company develops, manufactures and distributes evolutionary medical devices focused on the rapid healing of wounds and reduction of inflammation on and in the human body. The Company’s non-invasive bioelectric medical devices are designed to target inflammation, cardiovascular diseases, chronic kidney disease, and central nervous system disorders (“CNS” disorders).

Endonovo’s core mission is to transform the field of medicine by developing safe, wearable, non-invasive bioelectric medical devices that deliver the Company’s Electroceutical® Therapy. Endonovo’s bioelectric Electroceutical® devices harnesses bioelectricity to restore key electrochemical processes that initiate anti-inflammatory processes and growth factors in the body necessary for healing to rapidly occur.

On January 22, 2014, Hanover Portfolio Acquisitions, Inc. (the “Company”) received written consents in lieu of a meeting of stockholders from holders of a majority of the shares of Common Stock representing in excess of 50% of the total issued and outstanding voting power of the Company approving an amendment to the Company’s Certificate of Incorporation to change the name of the Company from “Hanover Portfolio Acquisitions, Inc.” to “Endonovo Therapeutics, Inc.” The name change was affected pursuant to a Certificate of Amendment (the “Certificate of Amendment”), filed with the Secretary of State of Delaware on January 24, 2014.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company include the accounts of ETI, IP Resources International, Inc., Aviva Companies Corporation, and WeHealAnimals, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.

Going Concern

These accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for a period following the date of these consolidated financial statements. The Company has recurring net losses, negative cash flows from operations and working capital deficits. The Company has raised approximately $3.8 million in debt and equity financing for the year ended December 31, 2018. The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty. To reduce the risk of not being able to continue as a going concern, management has implemented its business plan to materialize revenues from potential, future, license agreements, has initiated an equity line of credit offering to raise capital through the sale of its common stock, has engaged a broker/dealer to raise additional capital and is seeking out profitable companies.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents. Cash is deposited with what we believe are highly credited, quality institutions. The deposited cash may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. At December 31, 2018, cash exceeded FDIC limits by approximately $129,000.

Accounts Receivable

The Company uses the specific identification method for recording the provision for doubtful accounts, which was $0 at December 31, 2018 and 2017. Accounts receivable are written off when all collection attempts have failed.

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

Equity-Based Compensation

The Company measures equity-based compensation cost at the grant date based on the fair value of the award and recognizes it as expense, net of forfeitures which are recognized as they occur, over the vesting or service period, as applicable, of the stock award using the straight-line method. When our common stock is thinly traded, we have made estimates of the fair value of the common stock based not only on market prices but other factors such as financial condition and results of operations.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The Company measured equity-based compensation using the Black-Scholes option valuation model using the following assumptions:

For Year Ending December 31,
	2018	2017

Expected term	2 - 3 years	3 - 5 years
Exercise price	$0.0298 - $0.0470	$0.0216 - $0.0540
Expected volatility	226% - 261%	184% - 217%
Expected dividends	None	None
Risk-free interest rate	1.58% - 2.06%	1.50% - 1.79%
Forfeitures	None	None

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

Research and Development

Costs relating to the development of new products are expensed as research and development as incurred in accordance with FASB Accounting Standards Codification (“ASC”) 730-10, Research and Development. Research and development costs amounted to $274,265 and $115,159 for the years ended December 31, 2018 and 2017, respectively, and are included in operating expenses in the consolidated statements of operations.

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

The following table presents changes in the liabilities with significant unobservable inputs (Level 3) for the years ended December 31, 2018 and 2017:

	Fair Value Measurements at December 31, 2018 Using
	Quoted Prices in Active Markets for	Significant Other Observable	Significant Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Derivative liability	$-	$-	$4,426,026	$4,426,026
Total	$-	$-	$4,426,026	$4,426,026

	Fair Value Measurements at December 31, 2017 Using
	Quoted Prices in Active Markets for	Significant Other Observable	Significant Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Derivative liability	$-	$-	$5,939,600	$5,939,600
Total	$-	$-	$5,939,600	$5,939,600

The following table presents changes in the liabilities with significant unobservable inputs (Level 3) for the years ended December 31, 2018 and 2017:

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Derivative
Liability
Balance December 31, 2016	$1,927,752

Increase in Derivative Liability resulting from Issuance of convertible debt	9,185,674
Decrease in Derivative Liability resulting from Settlements by debt extinguishment	(8,156,369)
Decrease in Derivative Liability resulting from Change in estimated fair value	2,982,543

Balance December 31, 2017	5,939,600

Increase in Derivative Liability resulting from Issuance of convertible debt	2,864,161
Decrease in Derivative Liability resulting from Settlements by debt extinguishment	(1,773,752)
Increase in Derivative Liability resulting from Change in estimated fair value	(2,603,983)

Balance December 31, 2018	$4,426,026

Derivative Liability

The Company issued Variable Debentures during the years ended December 31, 2018 and 2017, which contained variable conversion rates based on unknown future prices of the Company’s common stock. This resulted in a derivative liability. The Company measures the derivative liability using the Black-Scholes option valuation model using the following assumptions:

For Year Ending December 31,
	2018	2017

Expected term	1 year	1 year
Exercise price	$0.0111-$0.0326	$0.0063-$0.385
Expected volatility	119%-195%	163%-201%
Expected dividends	None	None
Risk-free interest rate	1.79%-2.71%	0.79%-1.76%
Forfeitures	None	None

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

Notes to Consolidated Financial Statements (continued)

Preferred Stock

The Company elects to accrete the difference between the redemption value and carrying value of outstanding preferred stock over the period from the date of issuance to the earliest redemption date using the effective interest method.

Reclassification

Certain reclassifications have been made to the 2017 financial statements in order for them to conform to the 2018 presentation. Such reclassifications have no impact on the Company’s financial position or results of operations.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (“ASU 2017-01”) which provided new guidance clarifying the definition of a business for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted for transactions that occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance. Upon early adoption, the standard did not have a significant impact on our Consolidated Financial Statements.

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

Note 2 - Revenue Recognition

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

During the year ended December 31, 2018, we recognized net revenue of $17,045 from products with a selling price of $43,196 and gross revenue of $66,218 from products we sold as a principal in the transaction.

Sources of Revenue

We have identified the following revenues disaggregated by revenue source:

1.	Plastic Surgeons

2.	Wound Care Facilites

3.	Hospitals

4.	Other Physicians

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

As of December 31, 2018 and 2017 the sources of revenue were as follows:

	Year Ended
	December 31,
	2018	2017

Distributor- Plastic surgeons, net	$17,045	$-
Direct sales- Plastic surgeons, gross	66,218	-
Total sources of revenue	$83,263	$-

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

Practical Expedients

Our payment terms for sales direct to distributors, End Users, Hospitals and Doctors are substantially less than the one-year collection period that falls within the practical expedient in determination of whether a significant financing component exists.

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

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Note 3- Property and Equipment

The following is a summary of equipment, at cost, less accumulated depreciation at December 31, 2018 and 2017:

	As of December 31,
	2018	2017

Autos	$64,458	$64,458
Medical equipment	13,969	5,000
Other equipment	8,774	8,774
	87,201	78,232
Less accumulated depreciation	80,474	77,168
	$6,727	$1,064

Depreciation expense for the years ended December 31, 2018 and 2017 was $3,306 and $14,761, respectively.

Note 4 – Patents

In December 2017, we acquired from RGN a patent portfolio for $4,500,000. The earliest patent expires in 2024. The following is a summary of patents less accumulated amortization at December 31, 2018 and 2017:

	December 31,
	2018	2017

Patents	$4,500,000	$4,500,000

Less accumulated amortization	646,910	-

	$3,853,090	$4,500,000

Amortization expense for the years ended December 31, 2018 and 2017 was $646,910 and $0, respectively.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The estimated future amortization expense related to patents as of December 31, 2018 is as follows:

Year Ended December 31.	Amount

2019	$646,910
2020	646,910
2021	646,910
2022	646,910
2023	646,910
Thereafter	618,540
Total	$3,853,090

Note 5 - Notes payable and Long Term Loan

Notes Payable

In October 2013, the Company initiated a private placement for up to $500,000 of financing by the issuance of notes payable at a minimum of $25,000, one unit. The notes bear interest at 10% per annum and were due and payable with accrued interest one year from issuance. Also, the Company agreed to issue 125,000 shares of its common stock for each unit. In July 2014, the Company initiated a private placement for up to $500,000 of financing by the issuance of notes payable at a minimum of $25,000, one unit. The notes bear interest at 10% per annum and were due and payable with accrued interest one year from issuance. Also, the Company agreed to issue 50,000 shares of its common stock for each unit. In October 2014, the Company initiated a private placement for up to $500,000 of financing by the issuance of notes payable at a minimum of $25,000, one unit. The notes bear interest at 10% per annum and were due and payable with accrued interest one year from issuance. Also, the Company agreed to issue 50,000 shares of its common stock for each unit. In August 2015, the Company initiated a private placement for up to $500,000 of financing by the issuance of notes payable at a minimum of $25,000, one unit. The notes bear interest at 10% per annum and were due and payable with accrued interest one year from issuance. Also, the Company agreed to issue 100,000 shares of its common stock for each unit. During the years ended December 31, 2018 and 2017, the Company did not issue notes in connection with these private placements. As of December 31, 2018 and 2017, notes payable outstanding under these private placements are $692,403 and $919,903, respectively, all of which are past maturity at December 31, 2018 and 2017.

During the year ended December 31, 2018, the Company issued a six-month fixed rate note with an interest rate of 12% for initially $275,000, subsequently increased to $300,000, for cash of $250,000. As of December 31, 2018, the balance on this note is $100,000. The loan is past maturity as of December 31, 2018.

During the year ended December 31, 2018, the Company issued two six-month fixed rate notes with annual interest rates of 10% and accumulated principal balances of $1,650,000 for cash of $1,500,000. The first note for $1,100,000 matures on March 26, 2019 and the second note for $550,000 matures on June 17, 2019. The terms of the notes included additional interest payments of 2% on the fourth, fifth and sixth month anniversaries of the notes and, if not paid at maturity, a conversion to common stock feature at a rate of 68% of the lowest closing bid price during the 15 days previous to conversion.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

During the years ended December 31, 2018 and 2017, the Company issued Convertible Debentures (“Variable Debentures”) in amounts of $2,545,870 and $4,137,070 for cash of $836,000 and $3,947,000 with original terms of 6 to 12 months and interest rates ranging from 10% to 12% which contain variable conversion rates with a discount of 65% of the Company’s common stock based on the terms included in the Variable Debentures. One variable Debenture was repaid in cash in amount of $283,000 Certain of the Variable

Debentures contain prepayment options which enable the Company to prepay the notes for periods of 0-180 days subsequent to issuance at a premium of 125-135%. The Company recorded a derivative liability as a result of the conversion feature. The derivative liability was allocated between a note discount, up to the value of the Variable Debenture, and interest expense for the excess, and the note discount is being amortized over the life of the Variable Debenture. During the years ended December 31, 2018 and 2017, the Company recorded $2,282,707 and $4,087,500, respectively, in discounts on these Variable Debentures. As of December 31, 2018 and 2017, the Variable Debentures outstanding had balances due of $5,315,795 and $4,566,241, respectively. Of these amounts outstanding, $2,891,925 and $202,500 of the Variable Debentures were past maturity at December 31, 2018 and 2017, respectively.

During the year ended December 31, 2017, the Company entered into a $1,500,000 note payable with an unrelated party in connection with the acquisition of patents. The note bore interest at 8% per year payable quarterly in cash and had a maturity date of November 2018. With agreement of the Company, in November 2018, the principal amount of the note was assigned to another unrelated party which owns several variable rate notes as a one-year variable rate note. This note is secured by the assets acquired from RGN.

During the year ended December 31, 2017, the Company entered into a $100,000 note payable with an unrelated party and issued a warrant for up to 500,000 shares of common stock at a value of $21,204 in connection with this note. The note bears interest at 10% per year and matured in February 2018. At December 31, 2018, $100,000 remained outstanding on this note and the maturity date was extended to June 20, 2019.

As of December 31, 2018, the Company had notes payable to related parties amounting to $270,000. Refer to Note 7– Related Party Transactions.

	As of December 31,
	2018	2017

Notes payable at beginning of period	$7,356,144	$3,193,956
Notes payable issued	3,131,870	5,837,070
Loan fees added to note payable	147,000	-
Settlements on note payable	(47,500)	(95,597)
Repayments of notes payable in cash	(555,500)	(96,000)
Less amounts converted to redeemable notes	(212,500)	-
Less amounts converted to stock	(1,661,316)	(1,483,285)
Notes payable at end of period	8,158,198	7,356,144
Less debt discount	(1,833,795)	(2,624,984)
	$6,324,403	$4,731,160

Notes payable issued to related parties	$270,000	$270,000
Notes payable issued to non-related party	$6,054,403	$4,461,160

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The maturity dates on the notes payable are as follows:

Twelve months ending,	Non-related parties	Related parties	Total
Past due	$3,814,328	$-	$3,814,328
December 31, 2019	4,073,870	270,000	4,343,870
Total	$7,888,198	$270,000	$8,158,198

Acquisition Payable

In connection with the Company’s acquisition of IPR in 2012, IPR recorded a $155,000 long-term acquisition payable for costs that were not paid at closing. This payable is non-interest bearing and IPR agreed to make payments up to 25% of the proceeds from any private placement or gross profits earned by IPR until the obligation is satisfied. The percentage of the proceeds to be paid is at the sole discretion of IPR’s Chief Executive Officer and the ex-Chief Executive Officer of the Company based on the liquidity of the Company.

Effective Interest Rate

During the year ended December 31, 2018 and 2017, the Company’s effective interest rate was 104% and 222%, respectively.

Note 6 - Shareholders’ Deficit

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock which have been designated as follows:

	Number of Shares Authorized	Number of Shares Outstanding at December 31, 2018	Par Value	Liquidation Value per Share
Series AA	1,000,000	25,000	$0.0010	$-
Preferred Series B	50,000	600	$0.0001	$100
Preferred Series C	8,000	1,720	$0.0001	$1,000
Undesignated	3,942,000	-	-	-

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

Each holder of outstanding shares of Series AA Super Voting Preferred Stock shall be entitled to one hundred thousand (100,000) votes for each share of Series AA Super Voting Preferred Stock held on the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company. As of December 31, 2018 and 2017, there were 25,000 and 5,000 shares of Series AA Preferred stock outstanding.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Series B Convertible Preferred Stock

On February 7, 2017, the Company filed a certificate of designation for 50,000 shares of Series B Convertible Preferred Stock designated as Series B (“Series B”) which are authorized and convertible, at the option of the holder, commencing six months from the date of issuance into common shares and warrants. For each share of Series B, the holder, on conversion, shall receive the stated value divided by 75% of the market price on the date of purchase of Series B and a three-year warrant exercisable into up to a like amount of common shares with an exercise price of 150% of the market price as defined in the Certificate of Designation. Dividends shall be paid only if dividends on the Company’s issued and outstanding Common Stock are paid and the amount paid to the Series B holder will be as though the conversion shares had been issued. The Series B holders have no voting rights. Upon liquidation, the holder of Series B, shall be entitled to receive an amount equal to the stated value, $100 per share, plus any accrued and unpaid dividends thereon before any distribution is made to Series C Secured Redeemable Preferred Stock or common stockholders. During the year ended December 31, 2018, 1,350 shares of Series B and 4,805,600 warrant shares have been issued of which 750 Series B shares have been converted into 2,941,176 common shares. As of December 31, 2018, there are 600 shares of Series B outstanding.

Series C Secured Redeemable Preferred Stock

On December 22, 2017, the Company filed a certificate of designation for 8,000 shares of Series C Secured Redeemable Preferred Stock (“Series C”). Each share of the C Preferred is entitled to receive a $20.00 quarterly dividend commencing March 31, 2018 and each quarter thereafter and is to be redeemed for the stated value, $1,000 per share, plus accrued dividends in cash (i) at the Company’s option, commencing one year from issuance and (ii) mandatorily as of December 31, 2019. The C Preferred does not have any rights to vote with the common stock. Upon liquidation, the holder of Series C, shall be entitled to receive an amount equal to the stated value, $1,000 per share, plus any accrued and unpaid dividends thereon before any distribution is made to common stockholders but after distributions are made to holders of Series B. Since the C Preferred is mandatorily payable, the obligation has been included in long term liabilities on the consolidated balance sheets as of December 31, 2018 and 2017. The Company’s obligation to redeem the C Preferred is secured by a security interest in the RGN Assets. For the years ended December 31, 2018 and 2017, the Company has sold 1,020 and 700 shares of Series C in units comprised of shares of C Preferred and common stock purchase warrants exercisable into up to 6,457,381 and 2,725,289 shares of common stock for consideration of $1,020,191 and $700,000. The warrants resulted in a debt discount after amortization of $180,712 and $101,808 at December 31, 2018 and 2017, respectively, and are recorded as a discount to the preferred stock liability on the consolidated balance sheet.

Common Stock

During the year ended December 31, 2018, the Company issued pursuant to a private placement offering 1,561,950 shares of common stock and the same number of warrants for cash of $60,000; and 2,000,000 shares of common stock for cash of $25,000. The Company also issued 92,772,581 shares of common stock for the conversion of notes and accrued interest in the amount of $3,440,725.

During the year ended December 31, 2018, the Company issued 477,399 shares of common stock valued at $17,194 related to the extension of outstanding notes and lock-up agreements; 1,000,000 shares valued at $22,200 were issued in connection with a $550,000 note payable; 2,941,176 shares were issued on the conversion of Preferred Series B Stock; and 6,183,243 shares were issued for the cashless exercise of 6,200,000 warrant shares.

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

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

During the year ended December 31, 2017, the Company issued 379,294 shares of common stock valued at $25,270 related to the extension of outstanding notes and lock-up agreements; 2,142,387 shares valued at $119,282 were issued in connection with $95,597 notes payable; 6,725,000 shares valued at $235,681 were issued in connection with a settlement entered into in 2017; 250,000 shares were issued for cash of $5,050 as a result of a common stock warrant exercise; and 180,274 shares were cancelled valued at $10,294 related to a settlement agreement.

The Company had entered into consulting agreements with various consultants for service to be provided to the Company. The agreements stipulated a monthly fee and a certain number of shares that the consultant vests in over the term of the contract. The consultant was issued a prorated number of shares of common stock at the beginning of the contract, which the consultant earned over a three-month period. At the anniversary of each quarter, the consultant was issued a new allotment of common stock during the first 3 years of engagement. In accordance with ASC 505-50 – Equity-Based Payment to Non-Employees, the common stock shares issued to the consultant were valued upon their vesting, with interim estimates of value as appropriate during the vesting period. During the years ended December 31, 2018 and 2017, the Company issued 7,175,000 shares of common stock with a value of $224,785 and 3,698,022 shares of common stock with a value of $204,306, respectively, related to these consulting agreements.

The Variable Debentures issued by the Company each have a provision requiring the Company to reserve a variable amount of shares of common stock for when the holder of the Variable Debenture converts.

Stock Options

During the year ended December 31, 2018, the Company granted a stock option to independent contractor exercisable into up to 1,350,000 shares of common stock with an exercise prices ranging from $0.0298 to $0.047 per share, lives of two to three years, and cashless exercise rights and were valued at $29,246 using the Black Scholes option pricing model. The stock options vest over four to twelve months and $15,459 was expensed during the year ended December 31, 2018.

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

The weighted average grant date fair value of stock options issued during the years ended December 31, 2018 and 2017 were $0.0217 and $0.03 per share, respectively.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Stock option activities for the years ended December 31, 2018 and 2017 are as follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	-	$-
Granted	93,203,369	$0.029
Cancelled	-	$-
Exercised	-	$-
Outstanding at December 31, 2017	93,203,369	$0.029	3.96	$2,721,538

Granted	1,350,000	$0.034
Cancelled	-	$-
Exercised	-	$-
Outstanding at December 31, 2018	94,553,369	$0.029	2.94	$-

Exercisable at December 31, 2018	93,886,702	$0.029	2.95	$-

The balance of all stock options outstanding as of December 31, 2018 is as follows:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

Options
$0.0540	19,250,000	8.29	$0.0540	19,250,000	$0.0540
$0.0470	350,000	2.12	$0.0470	350,000	$0.0470
$0.0298	1,000,000	1.61	0.0298	333,333	0.0298
$0.0269	6,022,305	1.72	$0.0269	6,022,305	$0.0269
$0.0216	67,931,064	1.55	$0.0216	67,931,064	$0.0216
	94,553,369	2.94	$0.029	93,886,702	$.029

Warrants

During the year ended December 31, 2018, in conjunction with the sale of Common Stock, the Company issued three-year common stock purchase warrants to acquire up to 2,137,750 shares of common stock with exercise prices ranging from $0.069 to $1.00 per share.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

In addition, during the year ended December 31, 2017, the Company issued a five-year common stock purchase warrant to acquire up to 2,000,000 shares of common stock valued at $71,521 with an exercise price of $0.05 in conjunction with the issuance of notes payable; a two-year cashless common stock purchase warrant to acquire up to 6,200,000 shares of common stock valued at $380,750 for services provided with an exercise price of $0.0001 per share which was subsequently exercised into 6,183,243 shares of common stock; two-year common stock purchase warrants to acquire up to 642,157 shares of common stock valued at $19,417 related to the extension of notes with exercise prices ranging from $0.0368 to $0.0370; and two and three-year common stock purchase warrants to acquire up to 11,262,981 shares of common stock with exercise prices ranging from $0.0218 to $1.00 in conjunction with the issuance of preferred stock. Also, one common stock purchase warrant to acquire up to 300,000 shares of common stock expired during the year ended December 31, 2018.

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

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A summary of the status of the warrants granted under these agreements at December 31, 2018, and changes during the years ended December 31, 2017 and 2018 are presented below:

	Outstanding Warrants
		Weighted Average
		Exercise Price
	Shares	Per Share
Outstanding at January 1, 2017	9,494,940	$0.33
Granted	52,563,052	$0.31
Cancelled	-	$-
Exercised	(250,000)	$0.02
Outstanding at December 31, 2017	61,807,992	$0.31

Granted	22,242,888	$0.18
Cancelled	(300,000)	$0.81
Exercised	(6,200,000)	$0.0001
Outstanding at December 31, 2018	77,550,880	$0.30

Exercisable at December 31, 2018	77,550,880	$0.30

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

Warrants

$0.0165-0.0500	24,080,628	2.37	$0.034	24,080,628	$0.034
$0.0508-0.10	24,948,831	2.51	$0.073	24,948,831	$0.073
$0.108-0.239	6,010,037	2.60	$0.161	6,010,037	$0.161
$0.25-0..48	2,862,687	1.56	$0.276	2,862,687	$0.276
$0.5623-1.00	19,648,697	1.89	$0.951	19,648,697	$0.951
	77,550,880	2.28	$0.298	77,550,880	$0.298

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Note 7 – Related Party Transactions

Two executive officers and the operations manager of the Company have agreed to defer a portion of their compensation until cash flow improves. As of December 31, 2018 and 2017, the balances of their deferred compensation was $933,150 and $922,425 which reflects $840,000 accrual of deferred compensation and $829,275 cash repayments of deferred compensation during the year ended December 31, 2018 and $894,394 accrual of deferred compensation, $1,173,297 cash repayments and the conversion of $660,000 of deferred compensation into stock options of the Company during the year ended December 31, 2017.

From time-to-time officers and the operations manager of the Company advance monies to the Company to cover costs. During the years ended December 31, 2018 and 2017, officers advanced $65,000 and $26,000 of funds to the Company of which $87,000 and $11,500 were repaid during the years then ended. Also, during the years ended December 31, 2018 and 2017 accrued interest was repaid in an amount of $20,400 and $22,100, respectively. The balance of short-term advances due to two officers and executives of the Company at December 31, 2018 and 2017 was $0 and $20,323, respectively.

During the year ended December 31, 2017, an officer and executive of the Company entered into note payable agreements for $100,000. At December 31, 2018 and 2017, notes payable remain outstanding to this officer and executive of the Company, in the amounts of $270,000 and $270,000, respectively. At December 31, 2018 and 2017, accrued interest on these notes payable totaled $32,046 and $21,983, respectively, and are included in accounts payable and accrued expenses on the consolidated balance sheet.

Note 8 - Income taxes

The Company files income tax returns with the Internal Revenue Service (“IRS”) and various state jurisdictions. For jurisdictions in which tax filings are prepared, the Company is subject to income tax examinations by state tax authorities and federal tax authorities for all tax years.

The deferred tax assets are mainly comprised of net loss carryforwards. As of December 31, 2018, the Company had approximately $21,600,000 of federal net operating loss carryforwards, that it can use to offset a certain amount of taxable income in the future. These federal net operating loss carryforwards begin to expire in 2030. The resulting deferred tax asset is offset by a 100% valuation allowance due to the uncertainty of its realization.

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes was as follows for the years ended December 31, 2018 and 2017:

	2018	2017
Income tax computed at federal statutory tax rate	-21.0%	-34.0%
Change in valuation allowance	28.1%	39.8%
State taxes, net of federal benefit	-7.1%	-5.8%
Total	0.0%	0.0%

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The primary difference between income tax expense attributable to continuing operations and the amount of income tax expense that would result from applying domestic federal statutory rates to income before provision for income taxes relates to the change in the valuation allowance.

The Company has adopted the accounting standards that clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the years ended December 31, 2018 and 2017.

Note 9 - Commitments and Contingencies

Legal matters

The Company may become involved in various legal proceedings in the normal course of business.

Note 10 - Concentrations

Sales

During the year ended December 31, 2018, we had three significant customers which accounted for 20%, 12% and 11% of sales.

Supplier

We also have a single source for our bioelectric medical devices, which account for 100% of our sales. The interruption of products provided by this supplier would adversely affect our business and financial condition unless an alternative source of products could be found.

Accounts Receivable

At December 31, 2018, we had three customers which accounted for 42%, 30% and 28% of our accounts receivable balances.

Note 11 - Subsequent Events.

On December 31, 2018, we entered into a non-transferrable Investment Agreement whereby the investor committed to purchase up to $10,000,000 of our common stock, over the course of 36 months. The aggregate number of shares issuable by us and purchasable by the investor under the Investment Agreement is 81,250,000. A registration statement for the sale of our common stock related to the Investment Agreement went effective on February 11, 2019 and we issued the first put for the sale of up to 4,400,000 shares of common stock under the Investment Agreement on February 12, 2019.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

We may draw on the facility from time to time, as and when we determine appropriate in accordance with the terms and conditions of the Investment Agreement. The maximum amount that we are entitled to put in any one notice is the greater of: (i) 200% of the average daily volume (U.S. market only) of the common stock for the three (3) trading days prior to the date of delivery of the applicable put notice, multiplied by the average of the closing prices for such trading days or (ii) $100,000. The purchase price shall be set at ninety-four percent (94%) of the lowest daily VWAP of our common stock during the Pricing Period. However, if, on any trading day during a Pricing Period, the daily VWAP of the common stock is lower than the floor price specified by us in the put notice, then we will withdraw that portion of the put amount for each such trading day during the Pricing Period, with only the balance of such put amount above the minimum acceptable price being put to the investor. There are put restrictions applied on days between the put notice date and the closing date with respect to that particular put. During such time, we are not entitled to deliver another put notice.

There are circumstances under which we will not be entitled to put shares to the investor, including the following:

● we will not be entitled to put shares to the investor unless there is an effective registration statement under the Securities Act to cover the resale of the shares by the investor;

● we will not be entitled to put shares to the investor unless our common stock continues to be quoted on the OTCQB market, or becomes listed on a national securities exchange;

● we will not be entitled to put shares to the investor to the extent that such shares would cause the investor’s beneficial ownership to exceed 4.99% of our outstanding shares; and

● we will not be entitled to put shares to the investor prior to the closing date of the preceding put.

In connection with the preparation of the Investment Agreement and the registration rights agreement, we issued the investor a check for $10,000 and agreed to pay the investor an additional $10,000 following the first put hereunder.

In no event will we be obligated to register for resale more than $10,000,000 in value of shares of common stock, or 81,250,000 shares.

Subsequent to December 31, 2018, 443,262 shares of restricted common stock were issued as for the extension of one fixed rate note payable outstanding.

Subsequent to December 31, 2018, the Company converted $916,295 of principal and $104,099 of accrued interest in Variable Debentures outstanding at December 31, 2018 through the issuance of $87,829,706 of shares of common stock.

Subsequent to December 31, 2018, the Company issued 64 shares of Preferred C stock and 549,966 common stock purchase warrant shares with a two-year life and exercise price ranging from $0.0195 -$0.0279 in exchange for $64,000 of principal and interest in an outstanding fixed rate note.

Subsequent to December 31, 2018, the Company received cash of $395,000 in connection with a note issued for a total of $411,000 and issued 1,091,000 shares of restricted common stock related to this note.

Subsequent to December 31, 2018, the Company received cash of $61,106 from the sale of 4,400,000 shares pursuant to put notices in relation to the investment agreement dated February 11, 2019.

Subsequent to December 31, 2018, the Company issued 4,132,251 Shares in exchange for Services.

As a result of these issuances the total number of common shares outstanding is 528,959,280 Preferred B shares outstanding is 600 and Preferred C shares outstanding is 1,784.2.

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

As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2018 at the reasonable assurance level due to the material weaknesses described below.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that as of December 31, 2018 our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended December 31, 2018. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent fiscal year, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that as of December 31, 2018, such internal control over financial reporting was not effective. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2018.

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

Default on Notes

Due to its limited resources, the Company has not been able to pay certain promissory notes when due. As of December 31, 2018, there are 56 notes with an aggregate principal of $4,084,328 which are beyond their maturity date. Management believes that the Company may have valid defenses as to some of the promissory notes and will be able to modify some of these notes if requested by the holders to do so and otherwise avoid any default.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of officers and director as of March 29, 2017. Our Executive officers are elected annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Name	Age	Position
Alan Collier	53	Director, Chief Executive Officer, Interim Chief Financial Officer, and Secretary
Michael Mann	61	President

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

Item 11. Executive Compensation.

The following executives of the Company received compensation in the amounts set forth in the chart below for the fiscal years ended December 31, 2018, 2017 and 2015. No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	All Other Compensation ($) (2)	Total ($)

Alan Collier, CEO, Interim	2018	$300,000	$-	$-	$-	$300,000
CFO, Secretary and Director	2017	$300,000	$9,500	$259,764	$220,000	$789,264
	2016	$270,000	$-	$150,000	$-	$420,000

Michael Mann, V.P., Former	2018	$270,000	$-	$-	$-	$270,000
President and CEO	2017	$270,000	$14,500	$-	$476,500	$761,000
	2016	$270,000	$-	$-	$-	$270,000

(1)	Includes a repayment of deferred compensation to Mr. Collier of $4,102, $17,050 and $200 for 2016, 2017 and 2018, respectively.
Includes deferred compensation to Mr. Mann of $250,00 and $20,700 for 2016 and 2018 and a repayment of deferred compensation of $256,500 for 2017.
(2)	Includes the valuation of stock options issued to Mr. Collier in exchange for the forgiveness of $220,000 of deferred compensation and the issuance of a discretionay stock option.
Includes the valuation of stock options issued to Mr. Mann in exchange for the forgiveness of $220,000 of deferred compensation.

Outstanding Equity Awards at Fiscal Year-End Table

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Alan Collier, CEO, Interim	5,000,000	-	$0.054	4/17/2027
CFO, Secretary and Director	10,185,185	-	$0.0216	7/21/2020

Michael Mann, V.P., Former	10,185,185	-	$0.0216	7/21/2020
President and CEO

Compensation of Directors

The directors receive no compensation for serving as directors. However, the Company may reimburse its directors for any out-of-pocket cost reasonably incurred to attend a Board meeting.

Compensation Agreements

All of the new officers pursuant to the terms of the Share Exchange Agreement dated March 14, 2012 have agreed to accrue and defer payment of their compensation until the Company has generated sufficient financing proceeds or revenue to pay such compensation. Initially, Messrs. Collier and Mann each received compensation of $10,000 per month which has increased to $25,000 and $22,500 per month, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of April 15, 2019, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of April 15, 2019. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of April 15, 2019 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise specified, the address of each of the persons set forth below is care of the company at the address of: 6320 Canoga Avenue, 15th Floor Woodland Hills, CA 91367.

Name of Beneficial Owner	Amount of Benefical Ownership (1)	Percent of Ownership (2)

Alan Collier	35,741,308	8.0%
Michael Mann	36,845,882	8.4%

All officers and directors as a group (2 persons)	72,587,190	15.9%

(1) This includes common shares controlled by Mr. Collier

(2) Based on shares of common stock outstanding as of December 31, 2018

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On March 31, 2014, the Company issued a promissory note to Michael Mann for a principal amount of $70,000. The Note carries an interest rate of 14% per annum and a maturity date of September 30, 2017 with interest due monthly. On October 29, 2014, the Company issued a promissory note to Michael Mann for a principal amount of $50,000. The Note carries an interest rate of 14% per annum and a maturity date of October 29, 2017 with interest due monthly. On February 10, 2015, the Company issued a promissory note to Michael Mann for a principal amount of $50,000. The Note carries an interest rate of 14% per annum and a maturity date of June 4, 2015 with interest due monthly. On December 21, 2017, the Company issued a promissory note to Michael Mann for a principal amount of $100,000. The Note carries an interest rate of 10% per annum and a maturity date of March 22, 2018 with interest due monthly. The outstanding notes to Mr. Mann equal $270,000 at December 31, 2018. In the opinion of management, these notes were on terms no less favorable to the lenders than the Company might have obtained from an unaffiliated party.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended December 31, 2018 and 2017, we were billed approximately $80,790 and $77,050, respectively, for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2018 and 2017.

Tax Fees

For the Company’s fiscal years ended December 31, 2018 and 2017, we were billed approximately $12,865 and $9,655 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2018 and 2017.

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

(2) Financial Statement Schedule: None.

(3) Exhibits

EXHIBIT NUMBER	DESCRIPTION
2.1	Share Exchange Agreement. Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2012.
3.1	Articles of Incorporation. Incorporated by reference to the registration statement filed with the Securities and Exchange Commission on September 22, 2011.
3.2	By-Laws. Incorporated by reference to the registration statement filed with the Securities and Exchange Commission on September 22, 2011.
3.3	Agreement and Plan of Merger (Delaware reincorporation). Incorporated by reference to the registration statement filed with the Securities and Exchange Commission on September 22, 2011.
3.4	Certificate of Designation (Super AA Voting Preferred). Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2012
3.5	Articles of Amendment -Name Change. Incorporated by reference to Exhibit 3.1 to Form 8-K filed with the Securities and Exchange Commission on January 24, 2014.
3.6	Articles of Amendment – Increase Authorized Shares. Incorporated by reference to Exhibit 3.1 to Form 8-K filed with the Securities and Exchange Commission on January 24, 2014.
3.7	Articles of Amendment – Reverse Stock Split. Incorporated by reference to Exhibit 3.7 to Form S-1 amendment filed with the Securities and Exchange Commission on October 6, 2016.
3.8	Certificate of Designation Series B Preferred Stock. Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission February 10, 2017.
3.9	Certificate of Designation Series C Preferred Stock. Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the Securities and Exchange Commission December 26, 2017.
3.10	Articles of Amendment Authorizing additional Shares. Incorporated by reference to Exhibit 3.1 to Form 8-K filed with the Securities and Exchange Commission on September 18, 2018.
4.1	Specimen Common Stock Certificate. Incorporated by reference to like numbered Exhibit to Registration on Form S-1 amendment filed on June 10, 2016.
10.1	Investment Agreement by and between the Company and Azure Capital, dated as of December 31, 2018. Incorporated by reference to like numbered exhibit to Current Report on Form 8-k filed with the Securities Exchange Commission on January 3, 2018.
10.2	Registration Rights Agreement by and between the Company and Azure Capital, dated as of December 31, 2018. Incorporated by reference to like numbered exhibit to Current Report on Form 8-k filed with the Securities Exchange Commission on January 3, 2018.
10.3	Acquisition Agreement between the Company and We Heal Animals, Inc. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 19, 2013
10.4	Settlement and Mutual Release, effective November 22, 2018, between the Company and Rio Grande Neurosciences, LLC. Incorporation by reference to Exhibit 10.1 to current report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2017.
10.5	Exchange Agreement dated as of November 30, 2018, between the Company and Eagle Equities, LLC. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities Exchange Commission on December 7, 2018.
10.6	Secured $1,500,000 Convertible Promissory Note, dated as of November 30, 2018, issued by the Company and Eagle Equities, LLC. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities Exchange Commission on December 7, 2018.
31.1	Certification of Chief Executive and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.PRE*	XBRL Taxonomy Presentation Linkbase
In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this annual report or purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of April, 2019.

ENDONOVO THERAPEUTICS, INC.

By:	/s/ Alan Collier
Alan Collier
Chief Executive Officer (Duly Authorized, Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan Collier	Chief Executive Officer, Interim Chief Financial Officer, Secretary and Director	April 15, 2019
Alan Collier	(Principal Executive, Financial and Accounting Officer)

