Form 10-Q
period 2019-03-31
ENDONOVO THERAPEUTICS, INC.
filed 2019-05-09
CIK 1528172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019.

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

As of May 6, 2019, there were 558,158,330 shares of common stock, $0.0001 par value issued and outstanding.

ENDONOVO THERAPEUTICS, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

March 31, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash	$58,477	$379,151
Accounts receivable, net of allowance for doubtful accounts of $0	10,315	3,345
Total current assets	68,792	382,496

Property Plant and Equipment, net	5,980	6,727
Patents, net	3,691,363	3,853,090
Total assets	$3,766,135	$4,242,313

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$198,885	$157,388
Accrued interest	978,387	786,098
Deferred compensation	2,276,307	2,245,757
Notes payable, net of discounts of $1,204,411 and $1,833,795 as of March 31, 2019 and December 31, 2018	6,015,993	6,054,403
Notes payable - related party	260,000	270,000
Derivative liability	3,868,155	4,426,026
Series C preferred stock liability, net of discounts of $146,105 and $180,712 at March 31, 2019 and December 31, 2018	1,638,086	1,539,479

Total current liabilities	15,235,813	15,479,151

Acquisition payable	155,000	155,000
Total liabilities	15,390,813	15,634,151
COMMITMENTS AND CONTINGENCIES, note 9
Shareholders’ deficit
Super AA super voting preferred stock, $0.001 par value; 1,000,000 authorized and 25,000 issued and outstanding at March 31, 2019 and December 31, 2018	25	25
Series B convertible preferred stock, $0.0001 par value; 50,000 shares authorized, 600 shares issued and outstanding at March 31, 2019 and December 31, 2018	1	1
Common stock, $0.0001 par value; 2,500,000,000 shares authorized; 516,773,223 and 431,063,061 shares issued and outstanding as of March 31, 2019 and December 31, 2018	51,676	43,106
Additional paid-in capital	26,351,697	24,186,882
Stock subscriptions	(1,570)	(1,570)
Accumulated deficit	(38,026,507)	(35,620,282)
Total shareholders’ deficit	(11,624,678)	(11,391,838)
Total liabilities and shareholders’ deficit	$3,766,135	$4,242,313

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

Revenue	$44,952	$6,972
Cost of revenue	7,711	-
Gross profit	37,241	6,972

Operating expenses	850,238	1,282,316
Loss from operations	(812,997)	(1,275,344)

Other income (expense)
Change in fair value of derivative liability	(8,542)	1,814,058
Gain (loss) on settlement of debt	38,891	114,828
Interest expense, net	(1,623,577)	(1,272,459)
Other income (expense)	(1,593,228)	656,427

Loss before income taxes	(2,406,225)	(618,917)

Provision for income taxes	-	-

Net loss	$(2,406,225)	$(618,917)

Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average common share outstanding:
Basic and diluted	481,827,046	327,507,303

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months ended March 31,
	2019	2018
Operating activities:
Net loss	$(2,406,225)	$(618,917)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	162,474	161,994
Fair value of equity issued for services	92,084	4,535
Loss (gain) on extinguishment of debt	(38,891)	(114,828)
Amortization of note discount and original issue discount	671,929	1,036,609
Amortization of discount on Series C Preferred stock liability	46,119	16,080
Non-cash interest expense	563,267	48,873
Non-cash value of stock options and warrants issued for services and notes	5,279	380,750
Change in fair value of derivative liability	8,542	(1,814,058)
Changes in assets and liabilities:
Accounts receivable	(6,970)	(6,972)
Account payable	41,497	102,297
Accrued interest	302,112	138,286
Deferred compensation	30,550	74,600
Net cash used in operating activities	(528,233)	(590,751)

Investing activities:
Acquisition of property and equipment	-	(8,969)
Net cash used in investing activities	-	(8,969)

Financing activities:
Proceeds from the issuance of notes payable	320,000	375,000
Proceeds from related party short-term advances	-	60,000
Repayments on related parties short term advances	-	(82,000)
Repayments of convertible debt in cash	(140,000)	-
Proceeds from issuance of common stock and units	27,559	60,000
Payment against long term loan	-	(3,157)
Proceeds from issuance of preferred stock	-	195,000
Net cash provided by financing activities	207,559	604,843

Net (decrease) increase in cash	(320,674)	5,123
Cash, beginning of year	379,151	90,173
Cash, end of period	$58,477	$95,296

Supplemental disclosure of cash flow information:
Cash paid for interest	$39,504	$49,690
Cash paid for income taxes	$-	$-

Non Cash Investing and Financing Activities:
Conversion of notes payable and accrued interest to common stock	$919,618	$513,530
Conversion of fixed rate notes to Preferred C Stock	$64,000	$-

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Deficit

(Unaudited)

								Common
	Series AA Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Stock Subscription	Retained	Total Shareholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Earnings	Deficit

Balance December 31, 2018	25,000	$25	600	$1	431,063,061	$43,106	$24,186,882	$(1,570)	$(35,620,282)	$(11,391,838)

Common stock issued for cash	-	-	-	-	2,000,000	200	27,359	-	-	27,559
Common stock issued for services	-	-	-	-	4,132,251	413	91,671	-	-	92,084
Valuation of warrants issued with Preferred Stock C	-	-	-	-	-	-	11,512	-	-	11,512
Shares issued for conversion of notes payable and accrued interest	-	-	-	-	78,043,649	7,804	1,994,378	-	-	2,002,182
Valuation of stock issued with notes	-	-	-	-	1,091,000	109	26,436	-	-	26,545
Valuation of common stock issued for note extensions	-	-	-	-	443,262	44	8,289	-	-	8,333
Valuation of stock options issued for services	-	-	-	-	-	-	5,170	-	-	5,170
Net loss for the period ended March 31, 2019	-	-	-	-	-	-	-	-	(2,406,225)	(2,406,225)
Balance March 31, 2019	25,000	$25	600	$1	516,773,223	$51,676	$26,351,697	$(1,570)	$(38,026,507)	$(11,624,678)

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

The Company's non-invasive Electroceutical™ therapeutic device, SofPulse®, using pulsed short-wave radiofrequency at 27.12 MHz has been FDA-Cleared and CE Marked for the palliative treatment of soft tissue injuries and post-operative pain and edema, and has CMS National Coverage for the treatment of chronic wounds. The Company's current portfolio of pre-clinical stage Electroceuticals™ therapeutic devices address chronic kidney disease, liver disease non-alcoholic steatohepatitis (NASH), cardiovascular and peripheral artery disease (PAD), and ischemic stroke.

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated financial statements as of March 31, 2019 and 2018 are unaudited; however, in the opinion of management such interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in the Company’s most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2019. The results of operations for the period presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

The consolidated financial statements of the Company include the accounts of ETI and IPR as of March 14, 2012; Aviva as of April 2, 2013; and WeHealAnimals as of November 16, 2013. All significant intercompany accounts and transactions are eliminated in consolidation.

Going Concern

These accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date these consolidated financial statements are issued. The Company has raised approximately $347,559 in debt and equity financing for the period January 1, 2019 to March 31, 2019. The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty. To reduce the risk of not being able to continue as a going concern, management is commercializing its FDA cleared and CE marked products and has commenced implementing its business plan to materialize revenues from potential, future, license agreements, has raised capital through the sale of its preferred and common stock, has entered into an investment agreement whereby the company has access to an equity line of credit and is seeking out profitable companies.

Reclassification

Certain reclassifications have been made to the March 31, 2018 financial statements in order for them to conform to the March 31, 2019 presentation. Such reclassifications have no impact on the Company’s financial position or results of operations.

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

Accounts Receivable

The Company uses the specific identification method for recording the provision for doubtful accounts, which was $0 at March 31, 2019 and December 31, 2018. Accounts receivable are written off when all collection attempts have failed.

Research and Development

Costs relating to the development of new products are expensed as research and development as incurred in accordance with FASB Accounting Standards Codification (“ASC”) 730-10, Research and Development. Research and development costs amounted to $63,301 and $114,108 for the three months ended March 31, 2019 and 2018, respectively, and are included in operating expenses in the condensed consolidated statements of operations.

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

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

During the three months ended March 31, 2019, we recognized gross revenue of $44,952 from products we sold as a principal in the transaction. During the three months ended March 31, 2018, we recognized net revenue of $6,972 from products with gross revenue of $22,173.

Sources of Revenue

We have identified the following revenues by revenue source:

1.       Medical care providers

As of March 31, 2019 and 2018 the sources of revenue were as follows:

	Three Months Ended
	March 31,
	2019	2018

Distributor- Medical care providers, net	$-	$6,972
Direct sales- Medical care providers, gross	44,952	-
Total sources of revenue	$44,952	$6,972

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

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Effective Date and Transition Disclosures

Adoption of the new standards related to revenue recognition did not have a material impact on our consolidated financial statements.

Note 3 – Property, Plant and Equipment

The following is a summary of equipment, at cost, less accumulated depreciation at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018

Autos	$64,458	$64,458
Medical equipment	13,969	13,969
Other equipment	8,774	8,774
	87,201	87,201
Less accumulated depreciation	81,221	80,474
	$5,980	$6,727

Depreciation expense for the three months ended March 31, 2019 and December 31, 2018 was $747 and $266, respectively. Repairs and maintenance are charged to expense as incurred while improvements are capitalized. Upon the sale, retirement or disposal of fixed assets, the accounts are relieved of the cost and the related accumulated depreciation with any gain or loss recorded to the consolidated statements of operations.

Note 4 – Patents

In December 2017, we acquired from Rio Grande Neurosciences, Inc. (RGN) a patent portfolio for $4,500,000 as part of a settlement agreement. The oldest patents expire in 2024. The patent portfolio is amortized through 2024. The following is a summary of patents less accumulated amortization at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018

Patents	$4,500,000	$4,500,000

Less accumulated amortization	808,637	646,910

	$3,691,363	$3,853,090

Amortization expense associated with patents was $161,727 and $161,727 for the three months ended March 31, 2019 and December 31, 2018. The estimated future amortization expense related to patents as of March 31, 2019 is as follows:

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Twelve Months Ending March 31,	Amount

2020	$646,910
2021	646,910
2022	646,910
2023	646,910
2024	646,910
Thereafter	456,813
Total	$3,691,363

Note 5 - Notes Payable

Notes Payable

During the three months ended March 31, 2019, the Company issued two fixed rate promissory notes totaling $336,000 for funding of $320,000 with original terms of two months and interest rates of 10% for the first two months and, if the notes are not paid at maturity, an additional 2% per month for the next three months. As of March 31, 2019, both notes remain outstanding of which $231,000 is past maturity.

During the three months ended March 31, 2019, the Company converted a previous fixed rate note into a variable rate note in an amount of $1,100,000 as a result of the note not being paid at maturity and, therefore, triggering a conditional conversion option for the noteholder. The conversion rate is 68% of the Company’s common stock based on the terms included in the variable rate note.

The gross amount of all convertible notes with variable conversion rates outstanding at March 31, 2019 is $5,589,500, of which $3,313,000 is past maturity.

Notes payable to a related party in the aggregate amount of $260,000 were outstanding at March 31, 2019. The notes bear interest at 12% per annum and mature on June 30, 2019. During the three months ended March 31, 2019, the Company paid $10,000 principal and $5,100 interest to this related party.

As of March 31, 2019, fixed rate notes payable outstanding totaled $1,630,904, of which $875,904 is past maturity.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

	March 31, 2019	December 31, 2018

Notes payable at beginning of period	$8,158,198	$7,356,144
Notes payable issued	336,000	3,131,870
Loan fees added to note payable	-	147,000
Settlements on note payable	-	(47,500)
Repayments of notes payable in cash	(140,000)	(555,500)
Less amounts converted to redeemable notes	(47,500)	(212,500)
Less amounts converted to stock	(826,294)	(1,661,316)
Notes payable at end of period	7,480,404	8,158,198
Less debt discount	(1,204,411)	(1,833,795)
	$6,275,993	$6,324,403

Notes payable issued to related parties	$260,000	$270,000
Notes payable issued to non-related party	$6,015,993	$6,054,403

The maturity dates on the notes payable are as follows:

	Notes to
12 months ending,	Related parties	Non-related parties	Total

Past due	$-	$4,188,904	$4,188,904
March 31, 2020	260,000	3,031,500	3,291,500
	$260,000	$7,220,404	$7,480,404

Note 6 - Shareholders’ Deficit

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock which have been designated as follows:

	Number of Shares	Number of Shares Outstanding at	Par	Liquidation
	Authorized	March 31, 2019	Value	Value
Series AA	1,000,000	25,000	$0.0010	$-
Preferred Series B	50,000	600	$0.0001	$100
Preferred Series C	8,000	1,784	$0.0001	$1,000
Undesignated	3,942,000	-	-	-

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

Each holder of outstanding shares of Series AA Super Voting Preferred Stock shall be entitled to one hundred thousand (100,000) votes for each share of Series AA Super Voting Preferred Stock held on the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company. The Series AA Super Voting Preferred Stock holders will receive no dividends nor any value on liquidation. As of March 31, 2019, there were 25,000 shares of Series AA Preferred stock outstanding.

Series B Convertible Preferred Stock

On February 7, 2017, the Company filed a certificate of designation for 50,000 shares of Series B Convertible Preferred Stock designated as Series B (“Series B”) which are authorized and convertible, at the option of the holder, commencing six months from the date of issuance into common shares and warrants. For each share of Series B, the holder, on conversion, shall receive the stated value divided by 75% of the market price on the date of purchase of Series B and a three-year warrant exercisable into up to a like amount of common shares with an exercise price of 150% of the market price as defined in the Certificate of Designation. Dividends shall be paid only if dividends on the Company’s issued and outstanding Common Stock are paid and the amount paid to the Series B holder will be as though the conversion shares had been issued. The Series B holders have no voting rights. Upon liquidation, the holder of Series B, shall be entitled to receive an amount equal to the stated value, $100 per share, plus any accrued and unpaid dividends thereon before any distribution is made to Series C Secured Redeemable Preferred Stock or common stockholders. As of March 31, 2019, 600 shares of Series B and 4,805,600 warrant shares remain outstanding.

Series C Secured Redeemable Preferred Stock

On December 22, 2017, the Company filed a certificate of designation for 8,000 shares of Series C Secured Redeemable Preferred Stock (“Series C”). Each share of the C Preferred is entitled to receive a $20.00 quarterly dividend commencing March 31, 2018 and each quarter thereafter and is to be redeemed for the stated value, $1,000 per share, plus accrued dividends in cash (i) at the Company’s option, commencing one year from issuance and (ii) mandatorily as of December 31, 2019. The C Preferred does not have any rights to vote with the common stock. Upon liquidation, the holder of Series C, shall be entitled to receive an amount equal to the stated value, $1,000 per share, plus any accrued and unpaid dividends thereon before any distribution is made to common stockholders but after distributions are made to holders of Series B. Since the C Preferred is mandatorily payable, the obligation has been included in long term liabilities on the consolidated balance sheets as of March 31, 2019 and December 31, 2018. The Company’s obligation to redeem the C Preferred is secured by a security interest in the RGN Assets. During the three months ended March 31, 2019, the Company issued 64 shares of C Preferred in units comprised of shares of C Preferred and common stock purchase warrants exercisable into up to 549,966 shares of common stock for consideration of $64,000. The warrants resulted in a debt discount of $11,512 for the three months ended March 31, 2019 and are recorded as a discount to the preferred stock liability on the consolidated balance sheet.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Common Stock

On December 31, 2018, we entered into a non-transferrable Investment Agreement whereby the investor committed to purchase up to $10,000,000 of our common stock, over the course of 36 months. The aggregate number of shares issuable by us and purchasable by the investor under the Investment Agreement is 81,250,000. A registration statement for the sale of our common stock related to the Investment Agreement went effective on February 11, 2019.

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

In connection with the preparation of the Investment Agreement and the registration rights agreement, we incurred fees of $20,000.

In no event will we be obligated to register for resale more than $10,000,000 in value of shares of common stock, or 81,250,000 shares.

During the three months ended March 31, 2019, we issued 2,000,000 shares of common stock in exchange for $27,559 cash pursuant to the Investment Agreement.

During the three months ended March 31, 2019, the Company issued 78,043,649 shares of common stock for the conversion of notes and accrued interest in the amount of $919,618.

During the three months ended March 31, 2019, the Company issued 443,262 shares of common stock valued at $8,333 related to the extension of outstanding notes.

During the nine months ended March 31, 2019, the Company issued 4,132,251 shares of common stock with a value of $92,084, related to services.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

During the three months ended March 31, 2019, the Company issued 1,091,000 shares of common stock with a value of $26,545 as additional consideration for the issuance of two promissory notes totaling $336,000.

The Variable Debentures issued by the Company each have a provision requiring the Company to reserve a variable amount of shares of common stock for when the holder of the Variable Debenture converts.

Stock Options

The balance of all stock options outstanding as of March 31, 2019 is as follows:

		Weighted Average	Weighted Average
		Exercise Price	Remaining Contractual	Aggregate Intrinsic
	Options	Per Share	Term (years)	Value
Outstanding at January 1, 2019	94,553,369	$0.029	2.94
Granted	-	$-
Cancelled	-	$-
Exercised	-	$-
Outstanding at March 31, 2019	94,553,369	$0.029	2.69	$-

Exercisable at March 31, 2019	94,136,702	$0.029	2.70	$-

Warrants

During the three months ended March 31, 2019, in conjunction with the conversion of fixed rate promissory notes into Preferred C Stock, the Company issued two-year common stock purchase warrants to acquire up to 549,966 shares of common stock with exercise prices ranging from $0.0195 to $0.0279 per share.

The Company measures the fair value of warrants issued using the Black Scholes option pricing model using the following assumptions:

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Three months ended March 31,
	2019	2018

Expected term	2 years	2 years - 5 years
Exercise price	$0.0195-$0.0279	$0.0001-$0.0516
Expected volatility	231%-242%	176%-193%
Expected dividends	None	None
Risk-free interest rate	2.45% to 2.60%	1.92% to 2.65%
Forfeitures	None	None

A summary of the status of the warrants granted under these agreements at March 31, 2019, and changes during the three months then ended is presented below:

	Outstanding Warrants

		Weighted Average
		Exercise Price
	Shares	Per Share
Outstanding at January 1, 2019	77,550,880	$0.30
Granted	549,966	$0.02
Cancelled	-	$-
Exercised	-	$-
Outstanding at March 31, 2019	78,100,846	$0.30

Exercisable at March 31, 2019	78,100,846	$0.30

Note 7 – Related Party Transactions

One executive of the Company has entered into note payable agreements with the Company. The balance of notes payable from the related party at March 31, 2019 is $260,000. The notes bear interest at 12% per annum and mature on June 30, 2019. During the three months ended March 31, 2019, the Company paid $10,000 principal and $5,100 interest to this related party.

As of March 31, 2019 and December 31, 2018, the balance of executives’ deferred compensation is $940,450 and $933,150, respectively.

Note 8 – Fair Value Measurements

The Company has issued Variable Debentures which contained variable conversion rates based on unknown future prices of the Company’s common stock. This results in a conversion feature. The Company measures the conversion feature using the Black Scholes option pricing model using the following assumptions:

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Three months ended March 31,
	2019	2018

Expected term	1 month - 1 year	1 month - 1 year
Exercise price	$0.0107-$0.0129	$0.0202-$0.0326
Expected volatility	134%-147%	145%-195%
Expected dividends	None	None
Risk-free interest rate	2.40% to 2.87%	1.79% to 2.02%
Forfeitures	None	None

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

The following table presents changes in the liabilities with significant unobservable inputs (level 3) for the three months ended March 31, 2019:

Derivative
Liability
Balance December 31, 2018	$4,426,026

Issuance of convertible debt	555,042
Settlements by debt settlement	(1,121,455)
Change in estimated fair value	8,542

Balance March 31, 2019	$3,868,155

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

The following table presents balances in the liabilities with significant unobservable inputs (Level 3) at March 31, 2019:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

As of March 31, 2019
Derivative liability	$-	$-	$3,868,155	$3,868,155
Total	$-	$-	$3,868,155	$3,868,155

Note 9 – Commitments and Contingencies

Legal Matters

The Company may become involved in various legal proceedings in the normal course of business.

Note 10 – Concentrations

Sales

During the three months ended March 31, 2019, we had two significant customers which accounted for 21% and 18% of sales.

Supplier

We also have a single source for our bioelectric medical devices, which account for 100% of our sales. The interruption of products provided by this supplier would adversely affect our business and financial condition unless an alternative source of products could be found.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Accounts Receivable

At March 31, 2019, we had four customers which accounted for 30%, 29%, 12% and 11% of our accounts receivable balances.

Note 11 – Subsequent Events

Subsequent to March 31, 2019, pursuant to an Investment Agreement, 2,400,000 shares of common stock were issued in exchange for $33,547. The shares were registered in February 2019.

Subsequent to March 31, 2019, an aggregate of 38,985,097 shares of restricted common stock were issued on the conversion of $234,973 of principal and $149,869 of accrued interest pursuant to three Variable Notes.

Subsequent to March 31, 2019, the company received $75,000 cash on the issuance of a conditional convertible promissory note in an amount of $80,000. The note bears interest at 10% per annum for six months and, if not paid at maturity, is convertible into common shares of stock at a rate of 68% of the lowest closing bid price for the 10 days previous to the conversion notice date.

Subsequent to March 31, 2019, the company received $500,000 cash on the issuance of a conditional convertible promissory note in an amount of $550,000. The note bears interest at 10% per annum for six months and, if not paid at maturity, is convertible into common shares of stock at a rate of 70% of the lowest closing bid price for the 15 days previous to the conversion notice date.

Subsequent to March 31, 2019, the Company issued 22.6 shares of Preferred C stock and 311,724 common stock purchase warrants with a two-year life and exercise price of $0.0145 per share in exchange for $22,600 of principal and interest in an outstanding fixed rate note.

As a result of these issuances, the total number of common shares outstanding is 558,158,330, Preferred B shares outstanding is 600 and Preferred C shares outstanding is 1,806.8.

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

The Company's non-invasive Electroceutical™ therapeutic device, SofPulse®, using pulsed short-wave radiofrequency at 27.12 MHz has been FDA-Cleared and CE Marked for the palliative treatment of soft tissue injuries and post-operative pain and edema, and has CMS National Coverage for the treatment of chronic wounds. The Company's current portfolio of pre-clinical stage Electroceuticals™ therapeutic devices address chronic kidney disease, liver disease non-alcoholic steatohepatitis (NASH), cardiovascular and peripheral artery disease (PAD), and ischemic stroke.

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

Going Concern

Our independent registered auditors included an explanatory paragraph in their opinion on our consolidated financial statements as of and for the fiscal year ended December 31, 2018 that states that our ongoing losses and lack of resources causes doubt about our ability to continue as a going concern.

Critical Accounting Policies

A summary of our significant accounting policies is included in Note 1 of the “Notes to Consolidated Financial Statements,” contained in our Form 10-K for the year ended December 31, 2018. Management believes that the consistent application of these policies enables us to provide users of the financial statements with useful and reliable information about our operating results and financial condition. The summary consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require us to make estimates and assumptions. We did not experience any significant changes during the three months ended March 31, 2019 in any of our Critical Accounting Policies from those contained in our Form 10-K for the year ended December 31, 2018.

New Accounting Pronouncements

See Note 1 of Notes to Condensed Consolidated Financial Statements for further discussion of new accounting standards that have been adopted or are being evaluated for future adoption.

Results of Operations

Three Months ended March 31, 2019 and 2018

	Three Months Ended March 31,		Favorable
	2019	2018	(Unfavorable)%

Revenue	$44,952	$6,972	$37,980	544.8%
Cost of revenue	7,711	-	(7,711)	NM
Gross profit	37,241	6,972	30,269	434.2%

Operating expenses	850,238	1,282,316	432,078	33.7%

Loss from operations	(812,997)	(1,275,344)	462,347	36.3%

Other income (expense)	(1,593,228)	656,427	(2,249,655)	NM

Net loss	$(2,406,225)	$(618,917)	$(1,787,308)	-288.8%

Revenue

Revenue of the Company’s SofPulse® product during the three months ended March 31, 2019 was $44,952, an increase of $37,980, or 544.8%, compared to $6,972 for the three months ended March 31, 2018.

We anticipate that revenue will continue to increase in future periods as the roll out of the SofPulse® product continues.

Cost of Revenue

Cost of revenue was $7,711 during the three months ended March 31, 2019 compared to no cost of revenue during the previous year corresponding period. During the current quarter, cost of revenue was recognized on those sales recorded as gross for which we are the principal in the transaction as opposed to in the corresponding quarter of the previous fiscal year, net sales to distributors were recorded net of cost of sales.

It is anticipated that cost of revenue will increase in future quarters.

Operating Expenses

Operating expenses decreased by$432,078, 33.7%, to $850,238 for the three months ended March 31, 2019 compared to $1,282,316 for the three months ended March 31, 2018. There was a reduction in consulting and professional expenses of approximately $380,000 as a result of stock-based compensation during the previous fiscal year period with no corresponding expense during the current fiscal year period and a reduction of research and development costs of approximately $51,000.

Other Income (Expense)

Other income (expense) for the quarter ended March 31, 2019 was expense of $1,593,228 compared to income of $656,427 for the quarter ended March 31, 2018. This change was due primarily to a change in valuation of our derivative liabilities of approximately $1,822,000 coupled with a change in interest expense and the amortization of debt issuance costs and amortizations of approximately $349,000. We anticipate continued large fluctuations in other income (expense) as a result of quarterly re-evaluation of derivative liabilities.

Liquidity and Capital Resources

	As of		Favorable
	March 31, 2019	December 31, 2018	(Unfavorable)
Working Capital

Current assets	$68,792	$382,496	$(313,704)
Current liabilities	15,235,813	15,479,151	243,338
Working capital deficit	$(15,167,021)	$(15,096,655)	$(70,366)

Long-term debt	$155,000	$155,000	$-

Stockholders’ deficit	$(11,624,678)	$(11,391,838)	$(232,840)

	Three Months Ended March 31,		Favorable
	2019	2018	(Unfavorable)
Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(528,233)	$(590,751)	$62,518
Investing activities	$-	$(8,969)	$8,969
Financing activities	$207,559	$604,843	$(397,284)

	As of		Favorable
	March 31, 2019	December 31, 2018	(Unfavorable)
Balance Sheet Select Information

Cash	$58,477	$379,151	$(320,674)

Accounts payable and accrued expenses	$3,453,579	$3,189,243	$(264,336)

Since inception and through March 31, 2019, the Company has raised approximately $14 million in equity and debt transactions. These funds have been used to commence the operations of the Company to acquire and begin the development of its intellectual property portfolio. These activities include attending trade shows and corporate development. Our accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these condensed consolidated financial statements. The Company has incurred substantial losses since inception. Its current liabilities exceed its current assets and available cash is not sufficient to fund expected future operations. The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern. To reduce the risk of not being able to continue as a going concern, management is commercializing its FDA cleared and CE marked products and has commenced its business plan to materialize revenues from potential, future, license agreements, has raised capital through the sale of its common stock and is seeking out profitable companies. Our cash on hand at March 31, 2019 was $58,477. This will be insufficient to fund operations if additional capital is not raised. The Company raised an aggregate of $347,559 through the sale of equity and debt securities during the three months ended March 31, 2019.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that as of March 31, 2019 our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended March 31, 2019. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Item 1A. Risk Factors.

We are a Smaller Reporting Company (as defined in Rule 12b-2 of the Exchange Act) and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Number of
Common Shares	Source of
Issued	Payment	Amount
4,132,251	Services	$92,084
443,262	Note extension	$8,333
1,091,000	Issued with notes	$26,545
78,043,649	Conversion of notes	$2,002,182

The above issuances of securities during the three months ended March 31, 2019 were exempt from registration pursuant to Section 4(2), and/or Regulation D promulgated under the Securities Act. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

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

Dated: May 9, 2019	Endonovo Therapeutics, Inc.

	By:	/s/ Alan Collier
Alan Collier
Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

