Form 10-Q
period 2019-06-30
ENDONOVO THERAPEUTICS, INC.
filed 2019-08-13
CIK 1528172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019.

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

Yes [  ] No [X]

As of August __, 2019, there were 760,920,532 shares of common stock, $0.0001 par value issued and outstanding.

ENDONOVO THERAPEUTICS, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

June 30, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash	$547,530	$379,151
Accounts receivable, net of allowance for doubtful accounts of $0	8,426	3,345
Inventory and prepaid production	29,944	-
Total current assets	585,900	382,496

Property, plant and equipment, net	7,000	6,727
Patents, net	3,529,635	3,853,090
Total assets	$4,122,535	$4,242,313

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$280,994	$157,388
Accrued interest	927,590	786,098
Deferred compensation	2,344,969	2,245,757
Notes payable, net of discounts of $738,201 and $1,833,795 as of June 30, 2019 and December 31, 2018	6,551,728	6,054,403
Notes payable - related party	230,000	270,000
Derivative liability	8,172,971	4,426,026
Series C preferred stock liability, net of discounts of $100,613 and $180,712 at June 30, 2019 and December 31, 2018	1,706,178	1,539,479

Total current liabilities	20,214,430	15,479,151

Acquisition payable	155,000	155,000
Total liabilities	20,369,430	15,634,151
COMMITMENTS AND CONTINGENCIES, note 9
Shareholders’ deficit
Super AA super voting preferred stock, $0.001 par value; 1,000,000 authorized and 25,000 issued and outstanding at June 30, 2019 and December 31, 2018	25	25
Series B convertible preferred stock, $0.0001 par value; 50,000 shares authorized, 600 shares issued and outstanding at June 30, 2019 and December 31, 2018	1	1
Common stock, $0.0001 par value; 2,500,000,000 shares authorized; 730,558,565 and 431,063,061 shares issued and outstanding as of June 30, 2019 and December 31, 2018	73,055	43,106
Additional paid-in capital	29,545,647	24,186,882
Stock subscriptions	(1,570)	(1,570)
Accumulated deficit	(45,864,053)	(35,620,282)
Total shareholders’ deficit	(16,246,895)	(11,391,838)
Total liabilities and shareholders’ deficit	$4,122,535	$4,242,313

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenue	$62,729	$12,854	$107,681	$19,826
Cost of revenue	29,573	550	37,284	550
Gross profit	33,156	12,304	70,397	19,276

Operating expenses	1,007,971	828,959	1,858,209	2,111,275
Loss from operations	(974,815)	(816,655)	(1,787,812)	(2,091,999)

Other income (expense)
Change in fair value of derivative liability	(5,470,621)	647,121	(5,479,163)	2,461,179
Gain (loss) on settlement of debt	13,399	143,517	52,290	258,345
Interest expense, net	(1,405,509)	(1,224,823)	(3,029,086)	(2,497,282)
Other income (expense)	(6,862,731)	(434,185)	(8,455,959)	222,242

Loss before income taxes	(7,837,546)	(1,250,840)	(10,243,771)	(1,869,757)

Provision for income taxes	-	-	-	-

Net loss	$(7,837,546)	$(1,250,840)	$(10,243,771)	$(1,869,757)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.02)	$(0.01)
Weighted average common share outstanding:
Basic and diluted	577,492,164	347,939,531	529,923,873	337,779,860

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months ended June 30,
	2019	2018
Operating activities:
Net loss	$(10,243,771)	$(1,869,757)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	325,053	324,734
Fair value of equity issued for services	92,396	5,460
Loss (gain) on extinguishment of debt	(52,290)	(258,345)
Amortization of note discount and original issue discount	1,261,139	1,930,223
Amortization of discount on Series C Preferred stock liability	95,429	32,192
Non-cash interest expense	1,077,619	134,952
Non-cash value of stock, options and warrants issued for services and notes	47,949	380,750
Change in fair value of derivative liability	5,479,163	(2,461,179)
Changes in assets and liabilities:
Accounts receivable	(5,081)	(10,073)
Inventory and prepaid production	(29,944)	-
Account payable	123,606	53,633
Accrued interest	513,664	287,624
Deferred compensation	99,212	117,425
Net cash used in operating activities	(1,215,856)	(1,332,361)

Investing activities:
Acquisition of property and equipment	(1,871)	(8,969)
Net cash used in investing activities	(1,871)	(8,969)

Financing activities:
Proceeds from the issuance of notes payable	1,495,000	825,000
Proceeds from related party short-term advances	-	65,000
Repayments on related parties short term advances	(40,000)	(87,000)
Repayments of convertible debt in cash	(130,000)	-
Proceeds from issuance of common stock and units	61,106	60,000
Payment against long term loan	-	(4,221)
Payment against notes payable	-	(12,500)
Proceeds from issuance of redeemable shares	-	337,500
Proceeds from issuance of preferred stock	-	135,000
Net cash provided by financing activities	1,386,106	1,318,779

Net (decrease) increase in cash	168,379	(22,551)
Cash, beginning of year	379,151	90,173
Cash, end of period	$547,530	$67,622

Supplemental disclosure of cash flow information:
Cash paid for interest	$81,127	$70,220
Cash paid for income taxes	$-	$-

Non Cash Investing and Financing Activities:
Conversion of notes payable and accrued interest to common stock	$2,387,841	$824,053
Conversion of fixed rate notes to Preferred C Stock	$86,600	$-
Reduction in note payable and accrued interest as result of settlement	$-	$82,000

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Deficit

(Unaudited)

For the six months ended June 30, 2018

	Series AA Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Paid-in	Subscription	Retained	Shareholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Earnings	Deficit

Balance December 31, 2017	5,000	$5	-	$-	316,951,712	$31,692	$19,604,016	$(1,570)	$(29,184,443)	$(9,550,300)
Private placement units issued for cash	-	-	-	-	1,561,950	156	59,844	-	-	60,000
Preferred stock issued for cash	-	-	1,350	1	-	-	134,999	-	-	135,000
Shares issued for services	-	-	-	-	100,000	10	4,525	-	-	4,535
Shares issued with lock-up agreements	-	-	-	-	17,003	2	1,044	-	-	1,046
Shares issued for conversion of notes payable and accrued interest	-	-	-	-	19,327,397	1,933	883,600	-	-	885,533
Valuation of warrants issued with Preferred Series C	-	-	-	-	-	-	8,272	-	-	8,272
Valuation of warrant issued for services	-	-	-	-	-	-	380,750	-	-	380,750
Valuation of warrant issued with note payable	-	-	-	-	-	-	71,521	-	-	71,521
Net loss for the quarter ended March 31, 2018	-	-	-	-	-	-	-	-	(618,917)	(618,917)
Balance March 31, 2018	5,000	5	1,350	1	337,958,062	33,793	21,148,571	(1,570)	(29,803,360)	(8,622,560)
Shares issued for services	-	-	-	-	25,000	3	922	-	-	925
Shares issued for conversion of notes payable and accrued interest	-	-	-	-	14,898,343	1,490	581,041	-	-	582,531
Valuation of warrants issued with Preferred Series C	-	-	-	-	-	-	37,708	-	-	37,708
Shares issued for commitment fees	-	-	-	-	3,387,534	339	116,192	-	-	116,531
Valuation of warrants issued for extension of notes	-	-	-	-	-	-	19,417	-	-	19,417
Net loss for the quarter ended June 30, 2018	-	-	-	-	-	-	-	-	(1,250,840)	(1,250,840)
Balance June 30, 2018	5,000	$5	1,350	$1	356,268,939	$35,625	$21,903,851	$(1,570)	$(31,054,200)	$(9,116,288)

For six months ended June 30, 2019

	Series AA Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Paid-in	Subscription	Retained	Shareholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Earnings	Deficit
Balance December 31, 2018	25,000	$25	600	$1	431,063,061	$43,106	$24,186,882	$(1,570)	$(35,620,282)	$(11,391,838)
Common stock issued for cash	-	-	-	-	2,000,000	200	27,359	-	-	27,559
Common stock issued for services	-	-	-	-	4,132,251	413	91,671	-	-	92,084
Valuation of warrants issued with Preferred Stock C	-	-	-	-	-	-	11,512	-	-	11,512
Shares issued for conversion of notes payable and accrued interest	-	-	-	-	78,043,649	7,804	1,994,378	-	-	2,002,182
Valuation of stock issued with notes	-	-	-	-	1,091,000	109	26,436	-	-	26,545
Valuation of common stock issued for note extensions	-	-	-	-	443,262	44	8,289	-	-	8,333
Valuation of stock options issued for services	-	-	-	-	-	-	5,170	-	-	5,170
Net loss for the quarter ended March 31, 2019	-	-	-	-	-	-	-	-	(2,406,225)	(2,406,225)
Balance March 31, 2019	25,000	25	600	1	516,773,223	51,676	$26,351,697	(1,570)	(38,026,507)	(11,624,678)
Common stock issued for cash	-	-	-	-	2,400,000	240	33,307	-	-	33,547
Common stock issued for services	-	-	-	-	3,025,000	303	37,510	-	-	37,813
Valuation of warrants issued with Preferred Stock C	-	-	-	-	-	-	3,818	-	-	3,818
Shares issued for conversion of notes payable and accrued interest	-	-	-	-	208,360,342	20,836	3,114,145	-	-	3,134,981
Valuation of stock options issued for services	-	-	-	-	-	-	5,170	-	-	5,170
Net loss for the quarter ended June 30, 2019	-	-	-	-	-	-	-	-	(7,837,546)	(7,837,546)
Balance June 30, 2019	25,000	$25	600	$1	730,558,565	$73,055	$29,545,647	$(1,570)	$(45,864,053)	$(16,246,895)

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated financial statements as of June 30, 2019 and 2018 are unaudited; however, in the opinion of management such interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in the Company’s most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2019. The results of operations for the period presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

The condensed consolidated financial statements of the Company include the accounts of ETI and IPR as of March 14, 2012; Aviva as of April 2, 2013; and WeHealAnimals as of November 16, 2013. All significant intercompany accounts and transactions are eliminated in consolidation.

Going Concern

These accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date these condensed consolidated financial statements are issued. The Company has raised approximately $1,556,106 in debt and equity financing for the period January 1, 2019 to June 30, 2019. The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty. To reduce the risk of not being able to continue as a going concern, management is commercializing its FDA cleared and CE marked products and has commenced implementing its business plan to materialize revenues from potential, future, license agreements, has raised capital through the sale of its preferred and common stock, has entered into an investment agreement whereby the company has access to an equity line of credit and is seeking out profitable companies.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Reclassification

Certain reclassifications have been made to the June 30, 2018 financial statements in order for them to conform to the June 30, 2019 presentation. Such reclassifications have no impact on the Company’s financial position or results of operations.

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

Accounts Receivable

The Company uses the specific identification method for recording the provision for doubtful accounts, which was $0 at June 30, 2019 and December 31, 2018. Accounts receivable are written off when all collection attempts have failed.

Inventory Valuation

The Company states its inventories at the lower of cost or net realizable value, determined on a specific cost basis. The Company provides inventory allowances when conditions indicate that the selling price could be less than cost due to obsolescence and reductions in estimated future demand. The Company balances the need to maintain strategic inventory levels with the risk of obsolescence due to changing technology and customer demand levels. Unfavorable changes in market conditions may result in a need for additional inventory reserves that could adversely impact the Company’s gross margins. Conversely, favorable changes in demand could result in higher gross margins when the Company sells products.

Research and Development

Costs relating to the development of new products are expensed as research and development as incurred in accordance with FASB Accounting Standards Codification (“ASC”) 730-10, Research and Development. Research and development costs amounted to $53,314 and $157,835 for the six months ended June 30, 2019 and 2018, respectively, and are included in operating expenses in the condensed consolidated statements of operations.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in “Leases (Topic 840)” and generally requires all leases to be recognized in the condensed consolidated balance sheet. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation—Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. This ASU is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company has early adopted ASU 2018-07 and the adoption did not have a significant impact on the Company’s condensed consolidated financial statements.

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

Sources of Revenue

We have identified the following revenues by revenue source:

1.	Medical care providers

As of June 30, 2019 and 2018 the sources of revenue were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Distributor- Medical care providers, net	$-	$10,073	$-	$17,045
Direct sales- Medical care providers, gross	62,729	2,781	107,681	2,781
Total sources of revenue	$62,729	$12,854	$107,681	$19,826

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

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

Effective Date and Transition Disclosures

Adoption of the new standards related to revenue recognition did not have a material impact on our condensed consolidated financial statements.

Note 3 – Property, Plant and Equipment

The following is a summary of equipment, at cost, less accumulated depreciation at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018

Autos	$64,458	$64,458
Medical equipment	13,969	13,969
Other equipment	10,645	8,774
	89,072	87,201
Less accumulated depreciation	82,072	80,474
	$7,000	$6,727

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Depreciation expense for the six months ended June 30, 2019 and 2018 was $1,598 and $1,279, respectively. Repairs and maintenance are charged to expense as incurred while improvements are capitalized. Upon the sale, retirement or disposal of fixed assets, the accounts are relieved of the cost and the related accumulated depreciation with any gain or loss recorded to the condensed consolidated statements of operations.

Note 4 – Patents

In December 2017, we acquired from Rio Grande Neurosciences, Inc. (RGN) a patent portfolio for $4,500,000 as part of a settlement agreement. The oldest patents expire in 2024. The patent portfolio is amortized through 2024. The following is a summary of patents less accumulated amortization at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018

Patents	$4,500,000	$4,500,000

Less accumulated amortization	970,365	646,910

	$3,529,635	$3,853,090

Amortization expense associated with patents was $323,455 and $323,455 for the six months ended June 30, 2019 and 2018. The estimated future amortization expense related to patents as of June 30, 2019 is as follows:

Twelve Months Ending June 30,	Amount

2020	$646,910
2021	646,910
2022	646,910
2023	646,910
2024	646,910
Thereafter	295,085
Total	$3,529,635

Note 5 - Notes Payable

Notes Payable

During the six months ended June 30, 2019, the Company issued six fixed rate promissory notes totaling $1,634,000 for funding of $1,495,000 with original terms of two to six months and interest rates of 10% to 12% and for three of the notes, if the notes are not paid at maturity, an additional 2% per month for the next three months. As of June 30, 2019, all of the new notes remain outstanding of which $336,000 is past maturity.

During the six months ended June 30, 2019, the Company converted two previous fixed rate notes into variable rate notes in an accumulated amount of $1,650,000 as a result of the notes not being paid at maturity and, therefore, triggering a conditional conversion option for the noteholder. The conversion rate is 68% of the Company’s common stock based on the terms included in the variable rate notes.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The gross amount of all convertible notes with variable conversion rates outstanding at June 30, 2019 is $4,926,026, of which $2,869,526 are past maturity.

Notes payable to a related party in the aggregate amount of $230,000 were outstanding at June 30, 2019 which are past maturity date. The notes bear interest at 12% per annum. During the six months ended June 30, 2019, the Company paid $40,000 principal and $10,200 interest to this related party.

As of June 30, 2019, fixed rate notes payable outstanding totaled $2,363,903, of which $1,065,903 is past maturity.

	June 30, 2019	December 31, 2018

Notes payable at beginning of period	$8,158,198	$7,356,144
Notes payable issued	1,601,000	3,131,870
Loan fees added to note payable	33,000	147,000
Settlements on note payable	-	(47,500)
Repayments of notes payable in cash	(170,000)	(555,500)
Less amounts converted to redeemable notes	(62,500)	(212,500)
Less amounts converted to stock	(2,039,769)	(1,661,316)
Notes payable at end of period	7,519,929	8,158,198
Less debt discount	(738,201)	(1,833,795)
	$6,781,728	$6,324,403

Notes payable issued to related parties	$230,000	$270,000
Notes payable issued to non-related party	$6,551,728	$6,054,403

The maturity dates on the notes payable are as follows:

	Notes to
12 months ending,	Related parties	Non-related parties	Total

Past due	$230,000	$3,935,429	$4,165,429
June 30, 2020	-	3,354,500	3,354,500
	$230,000	$7,289,929	$7,519,929

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Note 6 - Shareholders’ Deficit

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock which have been designated as follows:

	Number of Shares	Number of Shares Outstanding	Par	Liquidation
	Authorized	at June 30, 2019	Value	Value
Series AA	1,000,000	25,000	$0.0010	$-
Preferred Series B	50,000	600	$0.0001	$100
Preferred Series C	8,000	1,807	$0.0001	$1,000
Undesignated	3,942,000	-	-	-

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

Each holder of outstanding shares of Series AA Super Voting Preferred Stock shall be entitled to one hundred thousand (100,000) votes for each share of Series AA Super Voting Preferred Stock held on the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company. The Series AA Super Voting Preferred Stockholders will receive no dividends nor any value on liquidation. As of June 30, 2019, there were 25,000 shares of Series AA Preferred stock outstanding.

Series B Convertible Preferred Stock

On February 7, 2017, the Company filed a certificate of designation for 50,000 shares of Series B Convertible Preferred Stock designated as Series B (“Series B”) which are authorized and convertible, at the option of the holder, commencing six months from the date of issuance into common shares and warrants. For each share of Series B, the holder, on conversion, shall receive the stated value divided by 75% of the market price on the date of purchase of Series B and a three-year warrant exercisable into up to a like amount of common shares with an exercise price of 150% of the market price as defined in the Certificate of Designation. Dividends shall be paid only if dividends on the Company’s issued and outstanding Common Stock are paid and the amount paid to the Series B holder will be as though the conversion shares had been issued. The Series B holders have no voting rights. Upon liquidation, the holder of Series B, shall be entitled to receive an amount equal to the stated value, $100 per share, plus any accrued and unpaid dividends thereon before any distribution is made to Series C Secured Redeemable Preferred Stock or common stockholders. As of June 30, 2019, 600 shares of Series B and 4,805,600 warrant shares remain outstanding.

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

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Upon liquidation, the holder of Series C, shall be entitled to receive an amount equal to the stated value, $1,000 per share, plus any accrued and unpaid dividends thereon before any distribution is made to common stockholders but after distributions are made to holders of Series B. Since the C Preferred is mandatorily payable, the obligation has been included in current liabilities on the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018. The Company’s obligation to redeem the C Preferred is secured by a security interest in the RGN Assets. During the six months ended June 30, 2019, the Company issued 86.6 shares of C Preferred in units comprised of shares of C Preferred and common stock purchase warrants exercisable into up to 861,690 shares of common stock for consideration of $86,600. The warrants resulted in a debt discount of $15,330 for the six months ended June 30, 2019 and are recorded as a discount to the preferred stock liability on the condensed consolidated balance sheet.

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

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

During the six months ended June 30, 2019, we issued 4,400,000 shares of common stock in exchange for $61,106 cash pursuant to the Investment Agreement.

During the six months ended June 30, 2019, the Company issued 286,403,991 shares of common stock for the conversion of notes and accrued interest in the amount of $2,387,841.

During the six months ended June 30, 2019, the Company issued 443,262 shares of common stock valued at $8,333 related to the extension of outstanding notes.

During the six months ended June 30, 2019, the Company issued 7,157,251 shares of common stock with a value of $129,897, related to services.

During the six months ended June 30, 2019, the Company issued 1,091,000 shares of common stock with a value of $26,545 as additional consideration for the issuance of two promissory notes totaling $336,000.

The Variable Debentures issued by the Company each have a provision requiring the Company to reserve a variable amount of shares of common stock for when the holder of the Variable Debenture converts.

Stock Options

The balance of all stock options outstanding as of June 30, 2019 is as follows:

		Weighted Average	Weighted Average Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Options	Per Share	Term (years)	Value
Outstanding at January 1, 2019	94,553,369	$0.029	2.94
Granted	5,280,000	$0.012
Cancelled	-	$-
Exercised	-	$-
Outstanding at June 30, 2019	99,833,369	$0.028	2.57	$22,176

Exercisable at June 30, 2019	94,386,702	$0.029	2.45	$-

Warrants

During the six months ended June 30, 2019, in conjunction with the conversion of fixed rate promissory notes into Preferred C Stock, the Company issued two-year common stock purchase warrants to acquire up to 861,690 shares of common stock with exercise prices ranging from $0.0145 to $0.0279 per share.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

A summary of the status of the warrants granted under these agreements at June 30, 2019, and changes during the six months then ended is presented below:

	Outstanding Warrants
		Weighted Average
		Exercise Price
	Shares	Per Share
Outstanding at January 1, 2019	77,550,880	$0.30
Granted	861,690	$0.02
Cancelled	-	$-
Exercised	-	$-
Outstanding at June 30, 2019	78,412,570	$0.29

Exercisable at June 30, 2019	78,412,570	$0.29

The Company measures the fair value of stock options and warrants issued using the Black Scholes option pricing model using the following assumptions:

Six months ended June 30,
	2019	2018

Expected term	2 years	2 years - 5 years
Exercise price	$0.0145-$0.0279	$0.0001-$0.0516
Expected volatility	199%-242%	166%-193%
Expected dividends	None	None
Risk-free interest rate	2.28% to 2.60%	1.92% to 2.65%
Forfeitures	None	None

Note 7 – Related Party Transactions

One executive of the Company has entered into note payable agreements with the Company. The balance of notes payable from the related party at June 30, 2019 is $230,000. The notes bear interest at 12% per annum and matured on June 30, 2019. During the six months ended June 30, 2019, the Company paid $40,000 principal and $10,200 interest to this related party.

As of June 30, 2019 and December 31, 2018, the balance of executives’ deferred compensation is $976,950 and $933,150, respectively.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Note 8 – Fair Value Measurements

The Company has issued Variable Debentures which contained variable conversion rates based on unknown future prices of the Company’s common stock. This results in a conversion feature. The Company measures the conversion feature using the Black Scholes option pricing model using the following assumptions:

Six months ended June 30,
	2019	2018

Expected term	1 month - 1 year	1 month - 1 year
Exercise price	$0.0062-$0.0129	$0.0195-$0.0326
Expected volatility	134%-161%	127%-195%
Expected dividends	None	None
Risk-free interest rate	1.91% to 2.87%	1.79% to 2.35%
Forfeitures	None	None

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

The following table presents changes in the liabilities with significant unobservable inputs (level 3) for the six months ended June 30, 2019:

Derivative
Liability
Balance December 31, 2018	$4,426,026

Issuance of convertible debt	1,069,395
Settlements by debt settlement	(2,801,612)
Change in estimated fair value	5,479,162

Balance June 30, 2019	$8,172,971

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

The following table presents balances in the liabilities with significant unobservable inputs (Level 3) at June 30, 2019:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

As of June 30, 2019
Derivative liability	$-	$-	$8,172,971	$8,172,971
Total	$-	$-	$8,172,971	$8,172,971

Note 9 – Commitments and Contingencies

Legal Matters

The Company may become involved in various legal proceedings in the normal course of business.

Note 10 – Concentrations

Sales

During the six months ended June 30, 2019, we had two significant customers which accounted for 13% and 11% of sales.

Supplier

We also have a single source for our bioelectric medical devices, which account for 100% of our sales. The interruption of products provided by this supplier would adversely affect our business and financial condition unless an alternative source of products could be found.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Accounts Receivable

At June 30, 2019, we had three customers which accounted for 54%, 38%, and 14% of our accounts receivable balances.

Note 11 – Subsequent Events

Subsequent to June 30, 2019, an aggregate of 29,664,612 shares of restricted common stock were issued on the conversion of $189,000 of principal and $20,257 of accrued interest pursuant to one Variable Note.

Subsequent to June 30, 2019, the Company issued 7.4 shares of Preferred C stock and 98,373 common stock purchase warrants with a two-year life and exercise price of $0.015 per share in exchange for $7,400 of principal and interest in an outstanding fixed rate note.

Subsequent to June 30, 2019, the Company issued 500,000 shares of restricted common stock in exchange for services.

Subsequent to June 30, 2019, the Company issued 197,355 shares of restricted common stock in exchange for an investor agreeing to a lock-up of trading certain previously held shares.

Subsequent to June 30, 2019, the Company received $250,000 of funding in connection with a $275,250 convertible note due on January 25, 2020 bearing interest at a rate of 12%.

As a result of these issuances, the total number of common shares outstanding is 760,920,532, Preferred B shares outstanding is 600 and Preferred C shares outstanding is 1,814.

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

Critical Accounting Policies

A summary of our significant accounting policies is included in Note 1 of the “Notes to Condensed Consolidated Financial Statements,” contained in our Form 10-K for the year ended December 31, 2018. Management believes that the consistent application of these policies enables us to provide users of the financial statements with useful and reliable information about our operating results and financial condition. The summary condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require us to make estimates and assumptions. We did not experience any significant changes during the six months ended June 30, 2019 in any of our Critical Accounting Policies from those contained in our Form 10-K for the year ended December 31, 2018.

New Accounting Pronouncements

See Note 1 of Notes to Condensed Consolidated Financial Statements for further discussion of new accounting standards that have been adopted or are being evaluated for future adoption.

Results of Operations

Three Months ended June 30, 2019 and 2018

	Three Months Ended June 30,		Favorable
	2019	2018	(Unfavorable)%

Revenue	$62,729	$12,854	$49,875	388.0%
Cost of revenue	29,573	550	(29,023)	-5276.9%
Gross profit	33,156	12,304	20,852	169.5%

Operating expenses	1,007,971	828,959	(179,012)	-21.6%

Loss from operations	(974,815)	(816,655)	(158,160)	-19.4%

Other income (expense)	(6,862,731)	(434,185)	(6,428,546)	-1480.6%

Net loss	$(7,837,546)	$(1,250,840)	$(6,586,706)	-526.6%

Revenue

Revenue of the Company’s SofPulse® product during the three months ended June 30, 2019 was $62,729, an increase of $49,875, or 388.0%, compared to $12,854 for the three months ended June 30, 2018.

We anticipate that revenue will continue to increase in future periods as the roll out of the SofPulse® product continues.

Cost of Revenue

Cost of revenue during the three months ended June 30, 2019 was $29,573, an increase of $29,023 or 5,276.9% compared to $550 for the three months ended June 30, 2018. During the current quarter, cost of revenue was recognized on those sales recorded as gross for which we are the principal in the transaction as opposed to in the corresponding quarter of the previous fiscal year, net sales to distributors were recorded net of cost of sales.

It is anticipated that cost of revenue will increase in future quarters as the roll out of the SoftPulse® product continues.

Operating Expenses

Operating expenses increased by $179,012, 21.6%, to $1,007,971 for the three months ended June 30, 2019 compared to $828,959 for the three months ended June 30, 2018. There was an increase in consulting and professional expenses of approximately $224,000 as a result of an increase in consultants and the initiation of patent infringement actions offset partially by a reduction of research and development costs of approximately $56,000.

Other Income (Expense)

Other income (expense) for the quarter ended June 30, 2019 was expense of $6,862,731 compared to expense of $434,185 for the quarter ended June 30, 2018. This change was due primarily to a change in valuation of our derivative liabilities of approximately $6,118,000 coupled with a change in interest expense and the amortization of debt issuance costs and amortizations of approximately $181,000. We anticipate continued large fluctuations in other income (expense) as a result of quarterly re-evaluation of derivative liabilities.

Six Months ended June 30, 2019 and 2018

	Six Months Ended June 30,		Favorable
	2019	2018	(Unfavorable)%

Revenue	$107,681	$19,826	$87,855	443.1%
Cost of revenue	37,284	550	(36,734)	-6678.9%
Gross profit	70,397	19,276	51,121	265.2%

Operating expenses	1,858,209	2,111,275	253,066	12.0%

Loss from operations	(1,787,812)	(2,091,999)	304,187	14.5%

Other income (expense)	(8,455,959)	222,242	(8,678,201)	NM

Net loss	$(10,243,771)	$(1,869,757)	$(8,374,014)	-447.9%

Revenue

Revenue of the Company’s SofPulse® product during the six months ended June 30, 2019 was $107,681, an increase of $87,855, or 443.1%, compared to $19,826 for the six months ended June 30, 2018.

We anticipate that revenue will continue to increase in future periods as the roll out of the SofPulse® product continues.

Cost of Revenue

Cost of revenue during the six months ended June 30, 2019 was $37,284, an increase of $39,734 or 6,678.9% compared to $550 for the six months ended June 30, 2018. During the current period, cost of revenue was recognized on those sales recorded as gross for which we are the principal in the transaction as opposed to in the corresponding period of the previous fiscal year, net sales to distributors were recorded net of cost of sales.

It is anticipated that cost of revenue will increase in future periods as the roll out of the SoftPulse® product continues.

Operating Expenses

Operating expenses decreased by $253,066, 12.0%, to $1,858,209 for the six months ended June 30, 2019 compared to $2,111,275 for the six months ended June 30, 2018. There was a decrease in consulting and professional expenses of approximately $155,000 as a result of stock based compensation in the previous fiscal year period coupled with a reduction of research and development costs of approximately $106,000.

Other Income (Expense)

Other income (expense) for the six months ended June 30, 2019 was expense of $8,455,959 compared to income of $222,242 for the six months ended June 30, 2018. This change was due primarily to a change in valuation of our derivative liabilities of approximately $7,940,000 coupled with a change in interest expense and the amortization of debt issuance costs and amortizations of approximately $530,000. We anticipate continued large fluctuations in other income (expense) as a result of re-evaluations of derivative liabilities.

Liquidity and Capital Resources

	As of		Favorable
	June 30, 2019	December 31, 2018	(Unfavorable)
Working Capital

Current assets	$585,900	$382,496	$203,404
Current liabilities	20,214,430	15,479,151	(4,735,279)
Working capital deficit	$(19,628,530)	$(15,096,655)	$(4,531,875)

Long-term debt	$155,000	$155,000	$-

Stockholders’ deficit	$(16,246,895)	$(11,391,838)	$(4,855,057)

	Six Months Ended June 30,		Favorable
	2019	2018	(Unfavorable)
Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(1,215,856)	$(1,332,361)	$116,505
Investing activities	$(1,871)	$(8,969)	$7,098
Financing activities	$1,386,106	$1,318,779	$67,327

	As of		Favorable
	June 30, 2019	December 31, 2018	(Unfavorable)
Balance Sheet Select Information

Cash	$547,530	$379,151	$168,379

Accounts payable and accrued expenses	$3,553,553	$3,189,243	$(364,310)

Since inception and through June 30, 2019, the Company has raised approximately $15 million in equity and debt transactions. These funds have been used to commence the operations of the Company to acquire and begin the development of its intellectual property portfolio. These activities include attending trade shows and corporate development. Our accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these condensed consolidated financial statements. The Company has incurred substantial losses since inception. Its current liabilities exceed its current assets and available cash is not sufficient to fund expected future operations. The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern. To reduce the risk of not being able to continue as a going concern, management is commercializing its FDA cleared and CE marked products and has commenced its business plan to materialize revenues from potential, future, license agreements, has raised capital through the sale of its common stock and is seeking out profitable companies. Our cash on hand at June 30, 2019 was $547,530. This will be insufficient to fund operations if additional capital is not raised. The Company raised an aggregate of $1,556,106 through the sale of equity and debt securities during the six months ended June 30, 2019.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that as of June 30, 2019 our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended June 30, 2019. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Item 1A. Risk Factors.

We are a Smaller Reporting Company (as defined in Rule 12b-2 of the Exchange Act) and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Number of
Common Shares	Source of
Issued	Payment	Amount
3,025,000	Services	$37,812
208,360,342	Conversion of notes	$3,134,981

The above issuances of securities during the three months ended June 30, 2019 were exempt from registration pursuant to Section 4(2), and/or Regulation D promulgated under the Securities Act. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

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

Dated: August 13, 2019	Endonovo Therapeutics, Inc.

	By:	/s/ Alan Collier
Alan Collier
Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

