Form 10-Q
period 2019-09-30
ENDONOVO THERAPEUTICS, INC.
filed 2019-11-19
CIK 1528172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019.

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

(800) 489-4774

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of principal U.S. market on which traded
Common stock, par value $0.0001	ENDV	OTCMKTS

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

Yes [  ] No [X]

As of November 19, 2019, there were 930,744,770 shares of common stock, $0.0001 par value issued and outstanding.

ENDONOVO THERAPEUTICS, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

September 30, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash	$5,037	$379,151
Accounts receivable, net of allowance for doubtful accounts of $0	11,276	3,345
Inventory and prepaid production	22,575	-
Total current assets	38,888	382,496

Property, plant and equipment, net	6,820	6,727
Patents, net	3,367,907	3,853,090
Total assets	$3,413,615	$4,242,313

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$346,180	$157,388
Accrued interest	1,128,012	786,098
Deferred compensation	2,387,453	2,245,757
Notes payable, net of discounts of $319,876 and $1,833,795 as of September 30, 2019 and December 31, 2018	6,937,777	6,054,403
Notes payable - related party	195,000	270,000
Derivative liability	7,067,207	4,426,026
Series C preferred stock liability, net of discounts of $51,209 and $180,712 at September 30, 2019 and December 31, 2018	1,762,982	1,539,479

Total current liabilities	19,824,611	15,479,151

Acquisition payable	155,000	155,000
Total liabilities	19,979,611	15,634,151
COMMITMENTS AND CONTINGENCIES, note 9
Shareholders’ deficit
Super AA super voting preferred stock, $0.001 par value; 1,000,000 authorized and 25,000 issued and outstanding at September 30, 2019 and December 31, 2018	25	25
Series B convertible preferred stock, $0.0001 par value; 50,000 shares authorized, 600 shares issued and outstanding at September 30, 2019 and December 31, 2018	1	1
Common stock, $0.0001 par value; 2,500,000,000 shares authorized; 834,282,966 and 431,063,061 shares issued and outstanding as of September 30, 2019 and December 31, 2018	83,427	43,106
Additional paid-in capital	30,622,370	24,186,882
Stock subscriptions receivable	(1,570)	(1,570)
Accumulated deficit	(47,270,249)	(35,620,282)
Total shareholders’ deficit	(16,565,996)	(11,391,838)
Total liabilities and shareholders’ deficit	$3,413,615	$4,242,313

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenue	$54,039	$21,306	$161,720	$41,132
Cost of revenue	8,925	4,312	46,209	4,862
Gross profit	45,114	16,994	115,511	36,270

Operating expenses	1,336,377	1,052,210	3,194,586	3,163,485
Loss from operations	(1,291,263)	(1,035,216)	(3,079,075)	(3,127,215)

Other income (expense)
Change in fair value of derivative liability	693,996	(3,431,939)	(4,785,167)	(970,760)
Gain (loss) on settlement of debt	10,746	49,806	63,036	308,151
Interest expense, net	(819,675)	(1,530,847)	(3,848,761)	(4,028,129)
Other income (expense)	(114,933)	(4,912,980)	(8,570,892)	(4,690,738)

Loss before income taxes	(1,406,196)	(5,948,196)	(11,649,967)	(7,817,953)

Provision for income taxes	-	-	-	-

Net loss	$(1,406,196)	$(5,948,196)	$(11,649,967)	$(7,817,953)

Basic and diluted loss per share	$(0.00)	$(0.02)	$(0.02)	$(0.02)
Weighted average common share outstanding:
Basic and diluted	777,249,105	369,234,308	613,271,570	348,379,894

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months ended September 30,
	2019	2018
Operating activities:
Net loss	$(11,649,967)	$(7,817,953)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	487,684	487,474
Fair value of equity issued for services	159,849	130,235
Loss (gain) on extinguishment of debt	(63,036)	(308,151)
Amortization of note discount and original issue discount	1,737,714	2,647,939
Amortization of discount on Series C Preferred stock liability	145,836	61,912
Non-cash interest expense	1,077,728	623,917
Non-cash value of stock, options and warrants issued for services and notes	25,232	382,473
Change in fair value of derivative liability	4,785,167	970,760
Changes in assets and liabilities:
Accounts receivable	(7,931)	(2,650)
Inventory and prepaid production	(22,575)	-
Account payable	188,792	(50,086)
Accrued interest	761,185	711,391
Deferred compensation	141,696	-
Net cash used in operating activities	(2,232,626)	(2,162,739)

Investing activities:
Acquisition of property and equipment	(2,594)	(8,969)
Net cash used in investing activities	(2,594)	(8,969)

Financing activities:
Proceeds from the issuance of notes payable	1,995,000	2,336,000
Proceeds from related party short-term advances	-	65,000
Repayments on related parties short term advances	(75,000)	(87,000)
Repayments of convertible debt in cash	(130,000)	-
Proceeds from issuance of common stock and units	71,106	60,000
Payment against long term loan	-	(4,221)
Payment against notes payable	-	(375,500)
Proceeds from issuance of redeemable shares	-	617,500
Proceeds from issuance of preferred stock	-	135,000
Net cash provided by financing activities	1,861,106	2,746,779

Net (decrease) increase in cash	(374,114)	575,071
Cash, beginning of year	379,151	90,173
Cash, end of period	$5,037	$665,244

Supplemental disclosure of cash flow information:
Cash paid for interest	$15,300	$122,445
Cash paid for Preferred C dividends	$106,167	$37,950
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activities:
Conversion of notes payable and accrued interest to common stock	$3,018,066	$1,237,256
Conversion of fixed rate notes and accrued interest to Preferred C Stock	$94,000	$-
Reduction in note payable and accrued interest as result of settlement	$-	$82,000

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Deficit

(Unaudited)

For the nine months ended September 30, 2018

	Series AA Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Paid-in	Subscription	Retained	Shareholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Earnings	Deficit

Balance December 31, 2017	5,000	$5	-	$-	316,951,712	$31,692	$19,604,016	$(1,570)	$(29,184,443)	$(9,550,300)
Private placement units issued for cash	-	-	-	-	1,561,950	156	59,844	-	-	60,000
Preferred stock issued for cash	-	-	1,350	1	-	-	134,999	-	-	135,000
Shares issued for services	-	-	-	-	100,000	10	4,525	-	-	4,535
Shares issued with lock-up agreements	-	-	-	-	17,003	2	1,044	-	-	1,046
Shares issued for conversion of notes payable and accrued interest	-	-	-	-	19,327,397	1,933	883,600	-	-	885,533
Valuation of warrants issued with Preferred Series C	-	-	-	-	-	-	8,272	-	-	8,272
Valuation of warrant issued for services	-	-	-	-	-	-	380,750	-	-	380,750
Valuation of warrant issued with note payable	-	-	-	-	-	-	71,521	-	-	71,521
Net loss for the quarter ended March 31, 2018	-	-	-	-	-	-	-	-	(618,917)	(618,917)
Balance March 31, 2018	5,000	5	1,350	1	337,958,062	33,793	21,148,571	(1,570)	(29,803,360)	(8,622,560)
Shares issued for services	-	-	-	-	25,000	3	922	-	-	925
Shares issued for conversion of notes payable and accrued interest	-	-	-	-	14,898,343	1,490	581,041	-	-	582,531
Valuation of warrants issued with Preferred Series C	-	-	-	-	-	-	37,708	-	-	37,708
Shares issued for commitment fees	-	-	-	-	3,387,534	339	116,192	-	-	116,531
Valuation of warrants issued for extension of notes	-	-	-	-	-	-	19,417	-	-	19,417
Net loss for the quarter ended June 30, 2018	-	-	-	-	-	-	-	-	(1,250,840)	(1,250,840)
Balance June 30, 2018	5,000	$5	1,350	$1	356,268,939	$35,625	$21,903,851	$(1,570)	$(31,054,200)	$(9,116,288)
Shares issued for services	-	-	-	-	4,025,000	403	124,372	-	-	124,775
Shares issued for conversion of notes payable and accrued interest	-	-	-	-	24,469,452	2,447	903,228	-	-	905,675
Shares issued for commitment fees					(3,387,534)	(339)	(116,192)			(116,531)
Valuation of warrants issued with Preferred Series C							67,096			67,096
Valuation of warrants issued for services							1,723			1,723
Net loss for the quarter ended September 30, 2018	-	-	-	-	-	-	-	-	(5,948,196)	(5,948,196)
Balance September 30, 2018	5,000	5	1,350	1	381,375,857	38,136	22,884,078	(1,570)	(37,002,396)	(14,081,746)

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Deficit

(Unaudited)

For Nine months ended September 30, 2019

	Series AA Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Paid-in	Subscription	Retained	Shareholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Earnings	Deficit
Balance December 31, 2018	25,000	$25	600	$1	431,063,061	$43,106	$24,186,882	$(1,570)	$(35,620,282)	$(11,391,838)
Common stock issued for cash	-	-	-	-	2,000,000	200	27,359	-	-	27,559
Common stock issued for services	-	-	-	-	4,132,251	413	91,671	-	-	92,084
Valuation of warrants issued with Preferred Stock C	-	-	-	-	-	-	11,512	-	-	11,512
Shares issued for conversion of notes payable and accrued interest	-	-	-	-	78,043,649	7,804	1,994,378	-	-	2,002,182
Valuation of stock issued with notes	-	-	-	-	1,091,000	109	26,436	-	-	26,545
Valuation of common stock issued for note extensions	-	-	-	-	443,262	44	8,289	-	-	8,333
Valuation of stock options issued for services	-	-	-	-	-	-	5,170	-	-	5,170
Net loss for the quarter ended March 31, 2019	-	-	-	-	-	-	-	-	(2,406,225)	(2,406,225)
Balance March 31, 2019	25,000	25	600	1	516,773,223	51,676	$26,351,697	(1,570)	(38,026,507)	(11,624,678)
Common stock issued for cash	-	-	-	-	2,400,000	240	33,307	-	-	33,547
Common stock issued for services	-	-	-	-	3,025,000	303	37,510	-	-	37,813
Valuation of warrants issued with Preferred Stock C	-	-	-	-	-	-	3,818	-	-	3,818
Shares issued for conversion of notes payable and accrued interest	-	-	-	-	208,360,342	20,836	3,114,145	-	-	3,134,981
Valuation of stock options issued for services	-	-	-	-	-	-	5,170	-	-	5,170
Net loss for the quarter ended June 30, 2019	-	-	-	-	-	-	-	-	(7,837,546)	(7,837,546)
Balance June 30, 2019	25,000	$25	600	$1	730,558,565	$73,055	$29,545,647	$(1,570)	$(45,864,053)	$(16,246,895)
Common stock issued for cash	-	-	-	-	1,000,000	100	9,900	-	-	10,000
Common stock issued for services	-	-	-	-	3,182,283	318	29,636	-	-	29,954
Shares issued for conversion of notes payable and accrued interest	-	-	-	-	99,231,768	9,923	1,021,324	-	-	1,031,247
Shares issued with lock-up agreements	-	-	-	-	310,350	31	3,757	-	-	3,788
Valuation of warrants issued with Preferred Stock C	-	-	-	-	-	-	1,003	-	-	1,003
Valuation of stock option issued for services	-	-	-	-	-	-	11,103	-	-	11,103
Net loss for the quarter ended September 30, 2019	-	-	-	-	-	-	-	-	(1,406,196)	(1,406,196)
Balance September 30, 2019	25,000	$25	600	$1	834,282,966	$83,427	$30,622,370	$(1,570)	$(47,270,249)	$(16,565,996)

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated financial statements as of September 30, 2019 and 2018 are unaudited; however, in the opinion of management such interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in the Company’s most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2019. The results of operations for the period presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

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

During the nine months ended September 30, 2019, the Company has raised approximately $2,066,106 in debt and equity financing. The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern.

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

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Reclassification

Certain reclassifications have been made to the September 30, 2018 financial statements in order for them to conform to the September 30, 2019 presentation. Such reclassifications have no impact on the Company’s financial position or results of operations.

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

Earnings (Loss) Per Share

The Company utilizes Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, “Earnings per Share.” Basic earnings (loss) per share is computed based on the earnings (loss) attributable to common shareholders divided by the weighted average number of shares outstanding for the period excluding any dilutive effects of options, warrants, unvested share awards and convertible securities. Diluted earnings (loss) per common share is calculated similar to basic earnings (loss) per share except that the denominator is increased to include additional common share equivalents available upon exercise of stock option, warrants, common shares issuable under convertible debt and restricted stock using the treasury stock method. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method, excluding any common share equivalents if their effect would be anti-dilutive. In periods in which a net loss has been incurred, all potentially dilutive common shares re considered anti-dilutive and thus are excluded from the calculation.

Accounts Receivable

The Company uses the specific identification method for recording the provision for doubtful accounts, which was $0 at September 30, 2019 and December 31, 2018. Accounts receivable are written off when all collection attempts have failed.

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

Research and Development

Costs relating to the development of new products are expensed as research and development as incurred in accordance with FASB Accounting Standards Codification (“ASC”) 730-10, Research and Development. Research and development costs amounted to $34,708 and $5,238 for the three months ended September 30, 2019 and 2018, respectively, and $ 88,022 and $163,073 for the nine months ended September 20, 2019 and 2018, respectively and are included in operating expenses in the condensed consolidated statements of operations.

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

Sources of Revenue

We have identified the following revenues by revenue source:

1.	Medical care providers

As of September 30, 2019 and 2018 the sources of revenue were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Distributor- Medical care providers, net	$-	$-	$-	$17,045
Direct sales- Medical care providers, gross	54,039	21,306	161,720	24,087
Total sources of revenue	$54,039	$21,306	$161,720	$41,132

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

Effective Date and Transition Disclosures

Adoption of the new standards related to revenue recognition did not have a material impact on our condensed consolidated financial statements.

Note 3 – Property, Plant and Equipment

The following is a summary of equipment, at cost, less accumulated depreciation at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018

Autos	$64,458	$64,458
Medical equipment	13,969	13,969
Other equipment	11,368	8,774
	89,795	87,201
Less accumulated depreciation	82,975	80,474
	$6,820	$6,727

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Depreciation expense for the nine months ended September 30, 2019 and 2018 was $2,501 and $2,292, respectively. Repairs and maintenance are charged to expense as incurred while improvements are capitalized. Upon the sale, retirement or disposal of fixed assets, the accounts are relieved of the cost and the related accumulated depreciation with any gain or loss recorded to the condensed consolidated statements of operations.

Note 4 – Patents

In December 2017, we acquired from Rio Grande Neurosciences, Inc. (RGN) a patent portfolio for $4,500,000 as part of a settlement agreement. The oldest patents expire in 2024. The patent portfolio is amortized through 2024. The following is a summary of patents less accumulated amortization at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018

Patents	$4,500,000	$4,500,000

Less accumulated amortization	1,132,093	646,910

	$3,367,907	$3,853,090

Amortization expense associated with patents was $485,183 for the nine months ended September 30, 2019 and 2018. The estimated future amortization expense related to patents as of September 30, 2019 is as follows:

Twelve Months Ending September 30,	Amount

2020	$646,910
2021	646,910
2022	646,910
2023	646,910
2024	646,910
Thereafter	133,357
Total	$3,367,907

Note 5 - Notes Payable

Notes Payable

During the nine months ended September 30, 2019, the Company issued eight fixed rate promissory notes totaling $2,192,250 for funding of $1,995,000 with original terms of two to six months and interest rates of 10% to 12%, default rates of 10% to 24% and for three of the notes, if the notes are not paid at maturity, an additional 2% per month for the next three months. As of September 30, 2019, all of the new notes remain outstanding of which $436,000 is past maturity.

During the nine months ended September 30, 2019, the Company converted two previous fixed rate notes into variable rate notes in an accumulated amount of $1,650,000 as a result of the notes not being paid at maturity and, therefore, triggering a conditional conversion option for the noteholder. The conversion rate is 68% of the Company’s common stock based on the terms included in the variable rate notes.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The gross amount of all convertible notes with variable conversion rates outstanding at September 30, 2019 is $4,340,000, of which $2,840,500 are past maturity.

Notes payable to a related party in the aggregate amount of $195,000 were outstanding at September 30, 2019. The notes bear interest at 12% per annum. During the nine months ended September 30, 2019, the Company paid $75,000 principal and $15,300 interest to this related party. On September 29, 2019, the Company extended the maturity on all outstanding notes to December 31, 2019.

As of September 30, 2019, fixed rate notes payable outstanding totaled $2,917,153, of which $1,060,903 is past maturity.

	September 30, 2019	December 31, 2018

Notes payable at beginning of period	$8,158,198	$7,356,144
Notes payable issued	2,101,000	3,131,870
Loan fees added to note payable	91,250	147,000
Settlements on note payable	-	(47,500)
Repayments of notes payable in cash	(205,000)	(555,500)
Less amounts converted to redeemable notes	(67,500)	(212,500)
Less amounts converted to stock	(2,625,295)	(1,661,316)
Notes payable at end of period	7,452,653	8,158,198
Less debt discount	(319,876)	(1,833,795)
	$7,132,777	$6,324,403

Notes payable issued to related parties	$195,000	$270,000
Notes payable issued to non-related party	$6,937,777	$6,054,403

The maturity dates on the notes payable are as follows:

	Notes to
12 months ending,	Related parties	Non-related parties	Total

Past Maturity	$	$3,901,403	$3,901,403
September 30, 2020		3,356,250	3,356,250
	$	$7,257,653	$7,452,653

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Note 6 - Shareholders’ Deficit

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock which have been designated as follows:

	Number of Shares	Number of Shares Outstanding	Par	Liquidation
	Authorized	at September 30, 2019	Value	Value
Series AA	1,000,000	25,000	$0.0010	$-
Preferred Series B	50,000	600	$0.0001	$100
Preferred Series C	8,000	1,814	$0.0001	$1,000
Undesignated	3,942,000	-	-	-

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

Each holder of outstanding shares of Series AA Super Voting Preferred Stock shall be entitled to one hundred thousand (100,000) votes for each share of Series AA Super Voting Preferred Stock held on the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company. The Series AA Super Voting Preferred Stockholders will receive no dividends nor any value on liquidation. As of September 30, 2019, there were 25,000 shares of Series AA Preferred stock outstanding.

Series B Convertible Preferred Stock

On February 7, 2017, the Company filed a certificate of designation for 50,000 shares of Series B Convertible Preferred Stock designated as Series B (“Series B”) which are authorized and convertible, at the option of the holder, commencing six months from the date of issuance into common shares and warrants. For each share of Series B, the holder, on conversion, shall receive the stated value divided by 75% of the market price on the date of purchase of Series B and a three-year warrant exercisable into up to a like amount of common shares with an exercise price of 150% of the market price as defined in the Certificate of Designation. Dividends shall be paid only if dividends on the Company’s issued and outstanding Common Stock are paid and the amount paid to the Series B holder will be as though the conversion shares had been issued. The Series B holders have no voting rights. Upon liquidation, the holder of Series B, shall be entitled to receive an amount equal to the stated value, $100 per share, plus any accrued and unpaid dividends thereon before any distribution is made to Series C Secured Redeemable Preferred Stock or common stockholders. As of September 30, 2019, 600 shares of Series B and 4,805,600 warrant shares remain outstanding.

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

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Upon liquidation, the holder of Series C, shall be entitled to receive an amount equal to the stated value, $1,000 per share, plus any accrued and unpaid dividends thereon before any distribution is made to common stockholders but after distributions are made to holders of Series B. Since the C Preferred is mandatorily payable, the obligation has been included in current liabilities on the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018. The Company’s obligation to redeem the C Preferred is secured by a security interest in the RGN Assets. During the nine months ended September 30, 2019, the Company issued 94 shares of C Preferred in units comprised of shares of C Preferred and common stock purchase warrants exercisable into up to 960,063 shares of common stock for consideration of $94,000. The warrants resulted in a debt discount of $16,333 for the nine months ended September 30, 2019 and are recorded as a discount to the preferred stock liability on the condensed consolidated balance sheet.

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

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

During the nine months ended September 30, 2019, we issued 4,400,000 shares of common stock in exchange for $61,106 cash pursuant to the Investment Agreement.

During the nine months ended September 30, 2019, we issued 1,000,000 shares of common stock in exchange for $10,000 cash pursuant to the Securities Purchase Agreement.

During the nine months ended September 30, 2019, the Company issued 385,635,759 shares of common stock for the conversion of notes and accrued interest in the amount of $3,018,066.

During the nine months ended September 30, 2019, the Company issued 443,262 shares of common stock valued at $8,333 related to the extension of outstanding notes.

During the nine months ended September 30, 2019, the Company issued 10,339,534 shares of common stock with a value of $159,850, related to services.

During the nine months ended September 30, 2019, the Company issued 1,091,000 shares of common stock with a value of $26,545 as additional consideration for the issuance of two promissory notes totaling $336,000.

The Variable Debentures issued by the Company each have a provision requiring the Company to reserve a variable amount of shares of common stock for when the holder of the Variable Debenture converts.

Stock Options

The balance of all stock options outstanding as of September 30, 2019 is as follows:

		Weighted Average	Weighted Average Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Options	Per Share	Term (years)	Value
Outstanding at January 1, 2019	94,553,369	$0.029	2.19
Granted	5,280,000	$0.012	3.63
Cancelled	-	$-
Exercised	-	$-
Outstanding at September 30, 2019	99,833,369	$0.029	2.27	$-

Exercisable at September 30, 2019	95,213,369	$0.028	2.19	$-

Warrants

During the nine months ended September 30, 2019, in conjunction with the conversion of fixed rate promissory notes into Preferred C Stock, the Company issued two-year common stock purchase warrants to acquire up to 960,063 shares of common stock with exercise prices ranging from $0.0145 to $0.0279 per share.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

A summary of the status of the warrants granted under these agreements at September 30, 2019, and changes during the nine months then ended is presented below:

	Outstanding Warrants
		Weighted Average Exercise	Weighted Average Remaining
		Price	Contractual
	Shares	Per Share	Term (years)
Outstanding at January 1, 2019	77,550,880	$0.30	1.53
Granted	960,063	$0.02	1.46
Cancelled	-	$-
Exercised	-	$-
Outstanding at September 30, 2019	78,510,943	$0.29	1.53

Exercisable at September 30, 2019	78,510,943	$0.29	1.53

The Company measures the fair value of stock options and warrants issued using the Black Scholes option pricing model using the following assumptions:

Nine months ended September 30,
	2019	2018

Expected term	2 years	2 years - 5 years
Exercise price	$0.0145-$0.0279	$0.0001-$0.0516
Expected volatility	199%-242%	158%-193%
Expected dividends	None	None
Risk-free interest rate	1.80% to 2.60%	1.92% to 2.81%
Forfeitures	None	None

Note 7 – Related Party Transactions

One executive of the Company has entered into note payable agreements with the Company. The balance of notes payable from the related party at September 30, 2019 is $195,000. The notes bear interest at 12% per annum and initially matured on June 30, 2019. On September 29, 2019, the Company extended the maturity on all outstanding notes to December 31, 2019. During the nine months ended September 30, 2019, the Company paid $75,000 principal and $15,300 interest to this related party.

As of September 30, 2019 and December 31, 2018, the balance of executives’ deferred compensation is $999,950 and $933,150, respectively.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Note 8 – Fair Value Measurements

The Company has issued Variable Debentures which contained variable conversion rates based on unknown future prices of the Company’s common stock. This results in a conversion feature. The Company measures the conversion feature using the Black Scholes option pricing model using the following assumptions:

Nine months ended September 30,
	2019	2018

Expected term	1 month - 1 year	1 month - 1 year
Exercise price	$0.0039-$0.0129	$0.0129-$0.0326
Expected volatility	134%-163%	119%-195%
Expected dividends	None	None
Risk-free interest rate	1.72% to 2.87%	1.79% to 2.59%
Forfeitures	None	None

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

The following table presents changes in the liabilities with significant unobservable inputs (level 3) for the nine months ended September 30, 2019:

Derivative
Liability
Balance December 31, 2018	$4,426,026

Issuance of convertible debt	1,069,393
Settlements by debt settlement	(3,213,379)
Change in estimated fair value	4,785,167

Balance September 30, 2019	$7,067,207

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

The following table presents balances in the liabilities with significant unobservable inputs (Level 3) at September 30, 2019:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

As of September 30, 2019
Derivative liability	$-	$-	$7,067,207	$7,067,207
Total	$-	$-	$7,067,207	$7,067,207

Note 9 – Commitments and Contingencies

Legal Matters

The Company may become involved in various legal proceedings in the normal course of business.

Note 10 – Concentrations

Sales

During the nine months ended September 30, 2019, we had six significant customers which accounted for 31.5%, 8.5%, 8%, 6.5%, 6.25% and 5.5% of sales.

Supplier

We also have a single source for our bioelectric medical devices, which account for 100% of our sales. The interruption of products provided by this supplier would adversely affect our business and financial condition unless an alternative source of products could be found.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Accounts Receivable

At September 30, 2019, we had three customers which accounted for 54%, 31%, and 12% of our account receivable balances.

Note 11 – Subsequent Events

Subsequent to September 30, 2019, an aggregate of 82,961,804 shares of restricted common stock were issued on the conversion of $309,000 of principal and $30,487 of accrued interest pursuant to one Variable Note.

Subsequent to September 30, 2019, the Company issued 12,500,000 shares of common stock in exchange for $100,000 in cash pursuant to the Investment Agreement.

The certificate of incorporation of the Company provides for a class of its authorized stock known as preferred stock, of up to 5,000,000 shares, $0.0001 par value per share. On November 11, 2019, the Board of Directors designated a series of preferred stock to be called “Series D Convertible Preferred Stock” and to consist of 20,000 shares. Each share of Preferred Stock shall be convertible at any time through August 1, 2020 into that number of shares of Common Stock which equals 0.01% of the issued and outstanding shares of Common Stock as determined by the Company.

Subsequent to September 30, 2019, the Company received $225,000 of cash from the issuance of 225 shares of Preferred D Stock, which is convertible at the option of the holder.

As a result of these issuances, the total number of common shares outstanding is 930,744,770, Preferred B shares outstanding is 600, Preferred C shares outstanding is 1,814 and Preferred D shares outstanding is 225.

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

Critical Accounting Policies

A summary of our significant accounting policies is included in Note 1 of the “Notes to Consolidated Financial Statements,” contained in our Form 10-K for the year ended December 31, 2018. Management believes that the consistent application of these policies enables us to provide users of the financial statements with useful and reliable information about our operating results and financial condition. The summary condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require us to make estimates and assumptions. We did not experience any significant changes during the nine months ended September 30, 2019 in any of our Critical Accounting Policies from those contained in our Form 10-K for the year ended December 31, 2018.

New Accounting Pronouncements

See Note 1 of Notes to Condensed Consolidated Financial Statements for further discussion of new accounting standards that have been adopted or are being evaluated for future adoption.

Results of Operations

Three Months ended September 30, 2019 and 2018

	Three Months Ended September 30,		Favorable
	2019	2018	(Unfavorable)%

Revenue	$54,039	$21,306	$32,733	153.6%
Cost of revenue	8,925	4,312	(4,613)	-107%
Gross profit	45,114	16,994	28,120	165.5%

Operating expenses	1,336,377	1,052,210	284,167	-27%

Loss from operations	(1,291,263)	(1,035,216)	(256,047)	-24.7%

Other income (expense)	(114,933)	(4,912,980)	4,798,047	97.7%

Net loss	$(1,406,196)	$(5,948,196)	$4,542,000	76.4%

Revenue

Revenue of the Company’s SofPulse® product during the three months ended September 30, 2019 was $54,039, an increase of $32,733, or 153.6%, compared to $21,306 for the three months ended September 30, 2018.

We anticipate that revenue will continue to increase in future periods as the roll out of the SofPulse® product continues.

Cost of Revenue

Cost of revenue during the three months ended September 30, 2019 was $8,925, a increase of $4,613 or 107% compared to $4,312 for the three months ended September 30, 2018. During the current quarter, cost of revenue was recognized on those sales recorded as gross for which we are the principal in the transaction as opposed to in the corresponding quarter of the previous fiscal year, net sales to distributors were recorded net of cost of sales.

It is anticipated that cost of revenue will increase in future quarters as the roll out of the SoftPulse® product continues.

Operating Expenses

Operating expenses increased by $284,167 or 27%, to $1,336,377 for the three months ended September 30, 2019 compared to $1,052,210 for the three months ended September 30, 2018. There was an increase in consulting and professional expenses of approximately $70,000, an increase of approximately $73,000 resulting from the hiring of our new Chief Medical Officer and additional $32,000 in research and development costs.

Other Income (Expense)

Other income (expense) for the quarter ended September 30, 2019 was an expense of $114,933 compared to expense of $4,912,980 for the quarter ended September 30, 2018. This change was due primarily to a change in valuation of our derivative liabilities of approximately $4.1 million coupled with a change in interest expense and the amortization of debt issuance costs and amortizations of approximately $0.7 million. We anticipate continued large fluctuations in other income (expense) as a result of quarterly re-evaluation of derivative liabilities.

Nine Months ended September 30, 2019 and 2018

	Nine Months Ended September 30,		Favorable
	2019	2018	(Unfavorable)%

Revenue	$161,720	$41,132	$120,588	293.2%
Cost of revenue	46,209	4,862	(41,347)	-850.4%
Gross profit	115,511	36,270	79,241	218.5%

Operating expenses	3,194,586	3,163,485	31,101	1.0%

Loss from operations	(3,079,075)	(3,127,215)	48,140	1.5%

Other income (expense)	(8,570,892)	(4,690,738)	(3,880,154)	-82.7%

Net loss	$(11,649,967)	$(7,817,953)	$(3,832,014)	-49.0%

Revenue

Revenue of the Company’s SofPulse® product during the nine months ended September 30, 2019 was $161,720, an increase of $120,588, or 293.2%, compared to $41,132 for the nine months ended September 30, 2018.

We anticipate that revenue will continue to increase in future periods as the roll out of the SofPulse® product continues.

Cost of Revenue

Cost of revenue during the nine months ended September 30, 2019 was $46,209, an increase of $41,347 or 850.4% compared to $4,862 for the nine months ended September 30, 2018. During the current period, cost of revenue was recognized on those sales recorded as gross for which we are the principal in the transaction as opposed to in the corresponding period of the previous fiscal year, net sales to distributors were recorded net of cost of sales.

It is anticipated that cost of revenue will increase in future periods as the roll out of the SoftPulse® product continues.

Operating Expenses

Operating expenses slightly decreased by $31,101 or 1.0%, to $3,194,586 for the nine months ended September 30, 2019 compared to $3,163,485 for the nine months ended September 30, 2018. There was a decrease in consulting and professional expenses of approximately $84,000 as a result of stock-based compensation in the previous fiscal year period coupled with a reduction of research and development costs of approximately $75,000, offset by an increase in payroll of approximately $73,000 concurrent with the hiring of the Company’s new Chief Medical Officer.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2019 was an expense of $8,570,892 compared to an expense of $4,690,738 for the nine months ended September 30, 2018. This change was due primarily to a change in valuation of our derivative liabilities of approximately $3.8 million coupled with a decrease in interest expense and the amortization of debt issuance costs and amortizations of approximately $181,000. We anticipate continued large fluctuations in other income (expense) as a result of re-evaluations of derivative liabilities.

Liquidity and Capital Resources

	As of		Favorable
	September 30, 2019	December 31, 2018	(Unfavorable)
Working Capital

Current assets	$38,888	$382,496	$(343,608)
Current liabilities	19,824,611	15,479,151	(4,345,460)
Working capital deficit	$(19,785,723)	$(15,096,655)	$(4,689,068)

Long-term debt	$155,000	$155,000	$-

Stockholders’ deficit	$(16,565,996)	$(11,391,838)	$(5,174,158)

	Nine Months Ended September 30,		Favorable
	2019	2018	(Unfavorable)
Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(2,232,626)	$(2,162,739)	$(69,887)
Investing activities	$(2,594)	$(8,969)	$6,375
Financing activities	$1,861,106	$2,746,779	$(885,673)

	As of		Favorable
	September 30, 2019	December 31, 2018	(Unfavorable)
Balance Sheet Select Information

Cash	$5,037	$379,151	$(374,114)

Accounts payable and accrued expenses	$3,861,645	$3,189,243	$(672,402)

Since inception and through September 30, 2019, the Company has raised approximately $15.5 million in equity and debt transactions. These funds have been used to commence the operations of the Company to acquire and begin the development of its intellectual property portfolio. These activities include attending trade shows and corporate development. Our accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these condensed consolidated financial statements. The Company has incurred substantial losses since inception. Its current liabilities exceed its current assets and available cash is not sufficient to fund expected future operations. The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern. To reduce the risk of not being able to continue as a going concern, management is commercializing its FDA cleared and CE marked products and has commenced its business plan to materialize revenues from potential, future, license agreements, has raised capital through the sale of its common stock and is seeking out profitable companies. Our cash on hand at September 30, 2019 was $0. This will be insufficient to fund operations if additional capital is not raised. The Company raised an aggregate of $2,066,106 through the sale of equity and debt securities during the nine months ended September 30, 2019.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that as of September 30, 2019 our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended September 30, 2019. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Item 1A. Risk Factors.

We are a Smaller Reporting Company (as defined in Rule 12b-2 of the Exchange Act) and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Number of
Common Shares	Source of
Issued	Payment	Amount
3,182,283	Services	$29,954
99,231,768	Conversion of notes	$1,031,247
1,000,000	Cash	$10,000
310,350	Lock-up Agreements	3,788

The above issuances of securities during the three months ended September 30, 2019 were exempt from registration pursuant to Section 4(2), and/or Regulation D promulgated under the Securities Act. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

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

Dated: November 19, 2019	Endonovo Therapeutics, Inc.

	By:	/s/ Alan Collier
Alan Collier
Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

