Form 10-K
period 2019-12-31
ENDONOVO THERAPEUTICS, INC.
filed 2020-05-04
CIK 1528172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Securities registered under Section 12(g) of the Act: None

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

The aggregate market value of the voting Common Stock held by non-affiliates, computed by reference to the price at which the voting Common Stock was sold as of the last business day of the Company’s most recently completed second fiscal quarter is $18,419,338.

As of May 1, 2020, the registrant had 8,813,704 shares of its common stock, par value $0.0001 per share, outstanding.

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

IP Resources International, Inc. began operations on September 1, 2011 and was formally incorporated on October 17, 2011.

Reverse Acquisition

On March 14, 2012, we entered into a Share Exchange Agreement (“Agreement”) with IPR and certain of its shareholders. Under the Agreement, each participating IPR shareholder exchanged all of their issued and outstanding IPR common shares totaling 33,234,294,  free and clear of all liens, and $155,000 for Company common shares equal to 1.2342 times the number of IPR shares being transferred to the Company for a total of 410  of our shares (410,177 pre-reverse split). The $155,000 was not paid at closing. The Company recorded the $155,000 as acquisition payable. IPR agreed to make payments of up to 25% of the proceeds from any private placement or gross profits earned by IPR until the obligation is satisfied. The percentage of the proceeds to be paid is at the sole discretion of IPR’s Chief Executive Officer and the ex-Chief Executive Officer of the Company based on the liquidity of the Company.

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

Acquisition of Aviva Companies Corporation

On April 2, 2013, the Company entered into an Acquisition Agreement (the “Acquisition Agreement”) with (i) The Aviva Companies Corporation (“Aviva”) and (ii) all of the shareholders of Aviva (the “Shareholders”) pursuant to which the Company acquired all of the outstanding shares of Aviva in exchange for the issuance of 60 shares of our common stock (60,000 pre-reverse split), par value $0.0001 per share to the Shareholders (the “Share Exchange”). As a result of the Share Exchange, Aviva became a wholly-owned subsidiary of the Company.

Other than in respect to the transaction, there is no material relationship among Aviva’s stockholders and any of the Company’s affiliates, directors or officers. We are not currently actively pursuing the development of the Aviva Companies Corporation.

Acquisition of WeHealAnimals, Inc.

On November 16, 2013, the Company entered into an Acquisition Agreement (the “Acquisition Agreement”) with (i) WeHealAnimals, Inc. (“WHA”) and (ii) the sole shareholder of WHA (the “Shareholder”) pursuant to which the Company acquired all of the outstanding shares of WHA in exchange for the issuance of 3 shares of our common stock (3,000 shares pre- reverse split), par value $0.0001 per share and $96,000 to the Shareholder (the “Share Exchange”). As a result of the Share Exchange, WHA became a wholly-owned subsidiary of the Company and all of the equity of WHA including its and its sole shareholder’s intellectual property became the property of the Company. This obligation was fully paid on December 15, 2015 through the issuance of 350 shares of stock (350,000 pre-reverse split) to Shareholder. WHA is a Nevada corporation with intellectual property in the fields of bio-technology including its biologics and time-varying electromagnetic frequencies with potential applications on people and animals that management believes can be developed to the benefit of the Company and its shareholders. WHA’s sole shareholder was formerly Chairman and Chief Scientist of Regenetech, Inc. Regenetech was acquired by a company that wanted its technology, biomolecules grown in microgravity, for use in cosmetics. WHA’s sole shareholder left Regenetech with exclusive rights to this proprietary square wave form technology and stem cell technologies, including the patents and patent applications relating thereto.

Other than in respect to the transaction, there is no material relationship between WHA’s sole stockholder and any of the Company’s affiliates, directors or officers.

Acquisition of Rio Grande Assets

On December 22, 2017, we acquired intellectual property and other assets (the “RGN Assets”) from Rio Grande Neurosciences, Inc. (RGN). The price was $4,500,000 of which we paid $3,000,000 in cash and delivered a $1,500,000 secured promissory note due November 30, 2018 and security agreement. Before such note was due, the note was assigned to Eagle Equities, LLC (“Eagle”) its due date was extended to November 30, 2019, and it was made convertible into our common stock at a price related to our common stock’s market price at the time of conversion. The maturity date was then extended to December 31, 2020. The RGN Assets relate to RGN’s PEMF portfolio of intellectual property, including 27 issued patents with foreign patent protection covering the therapeutic use of PEMF as well as the treatment of various central nervous system disorders. We intend to initiate and fund future clinical trials to evaluate the further use of PEMF in the treatment of central nervous system disorders, including traumatic brain injury, post-concussion syndrome, stroke and multiple sclerosis. However, no assurance can be given that we will be successful in these endeavors or that the results of any tests will indicate further development of the RGN Assets.

The PEMF assets acquired include SofPulse®, a portable, disposable PEMF device with a CE Mark and an FDA 510(k) clearance for the treatment of post-surgical pain and edema in addition to medical reimbursement for the treatment of chronic wounds. Endonovo Therapeutics has begun the commercialization of the PEMF assets through marketing and the creation of various sales channels and distribution agreements.

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

Intellectual Property:

SofPulse: We have 29 issued  patents with foreign patent protection covering the therapeutic use of tPEMF as well as the treatment of various central nervous system disorders. Additionally to date, we have filed seven patent applications in the U.S. through the U.S. Patent and Trademark Office (USPTO) and four international patent applications in the E.U., China, South Korea and Japan covering our Time-Varying Electromagnetic Field (TVEMF) technology, the production of biomolecules, the creation of an allogeneic mesenchymal stem cell product a treatment for chemical and radiation injuries, production of stem cell secretome and a method of treating tissues and organs using our TVEMF technology. To date, we have been granted one U.S. Patent (U.S. Patent No. 9,410,143) issued on August 9, 2017 covering the production of human biomolecules using our TVEMF technology. We will continue to seek to strengthen our portfolio of intellectual property by filing additional patents around uses of our core technologies.

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

Sales & Marketing

Endonovo’s strategy is to establish relationships with third parties (such as well-established sales organizations, distributors and marketing coordinators) that assist us in developing, marketing, selling and implementing our products.

We believe that strategic and technology-based relationships with medical facilities are fundamental to our success. We have forged numerous relationships with medical device distributors to enhance our combined capabilities. This approach enhances our ability to accelerate market penetration, accelerate the pace of our sales growth and solidify relationships.

We have a variety of marketing programs designed to create brand awareness and market recognition for our product offerings and for sales lead generation. Our marketing efforts include attending and presenting at healthcare related conferences, advertising, content development and distribution, public relations, social media publication of technical and informative articles in industry journals and sales training.

In addition, our strategic partners augment our marketing and sales campaigns through seminars, trade shows and joint public relations and advertising campaigns. Our customers and strategic partners provide references and recommendations that we often feature in external marketing activities.

Endonovo also is utilizing Key Opinion Leaders (KOLs) and Scientific Advisory Board Members (SABs) within the medical community to develop a sales channel recommendations to other physicians/surgeons.

Competition

The pain management market is intensely competitive, highly fragmented and characterized by rapidly changing technology and drugs. We currently compete with other medical device manufacturers as well as pharmaceutical companies that have developed drugs many which are considered addictive.

Employees

The Company has one employee with the recent hiring of the Company’s Chief Medical Officer. However, we have retained approximately 10 individuals as independent contractors that are involved in business development and sales, research & development and administrative functions.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 1B. Unresolved Staff Comments.

Not applicable because we are a smaller reporting company.

Item 2. Properties.

We have two office locations; Woodland Hills, CA and San Jose CA, in serviced office suite on a month to month basis. We believe such offices are adequate for our present needs.

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

	Closing Price
	High	Low

Year Ended December, 2018
First Quarter	$61.50	$32.00
Second Quarter	$55.00	$30.70
Third Quarter	$62.00	$20.00
Fourth Quarter	$64.00	$18.92

Year Ended December, 2019
First Quarter	$39.50	$16.50
Second Quarter	$21.70	$10.00
Third Quarter	$18.66	$6.20
Fourth Quarter	$10.70	$1.30

Approximate Number of Equity Security Holders

As of May 1, 2020, there were approximately 391 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information and financial data discussed below is derived from the audited financial statements of the Company for its fiscal year ended December 31, 2019. The audited financial statements were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes contained elsewhere in this 10-K. The financial statements contained elsewhere in this 10-K fully represent the Company’s financial condition and operations; however, they are not indicative of the Company’s future performance. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this 10-K.

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

Net Loss per Share

Basic net loss per share is calculated based on the net loss attributable to common shareholders divided by the weighted average number of shares outstanding for the period excluding any dilutive effects of options, warrants, unvested share awards and convertible securities. Diluted net loss per common share assumes the conversion of all dilutive securities using the if-converted method and assumes the exercise or vesting of other dilutive securities, such as options, common shares issuable under convertible debt, warrants and restricted stock using the treasury stock method when dilutive.

Accounts Receivable

The Company uses the specific identification method for recording the provision for doubtful accounts, which was $0 at December 31, 2019 and 2018. Accounts receivable are written off when all collection attempts have failed.

Research and Development

Costs relating to the development of new products are expensed as research and development as incurred in accordance with FASB Accounting Standards Codification (“ASC”) 730-10, Research and Development. Research and development costs amounted to $153,126 and $274,271 for the years ended December 31, 2019 and 2018, respectively, and are included in operating expenses in the consolidated statements of operations.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in “Leases (Topic 840)” and generally requires all leases to be recognized in the consolidated balance sheet. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach. The Company has adopted ASU 2016-02 on January 1, 2019. The adoption of ASU 2016-02 did not have a significant impact on the Company’s consolidated results of operations, financial position and cash flows.

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

Results of Operations

Results of Operations Year Ended December 31, 2019 vs. Year Ended December 31, 2018

	Year Ended December 31,		Favorable
	2019	2018	(Unfavorable)%

Revenue	$310,164	$83,263	226,901	272.5
Cost of revenue	93,385	12,930	(80,455)	(622.2)
Gross profit	216,779	70,333	146,446	208.2

Operating expenses	4,025,851	4,229,595	203,744	4.8

Loss from operations	(3,809,072)	(4,159,262)	350,190	8.4

Other expense	(13,505,432)	(2,276,577)	(11,228,855)	(493.2)

Net loss	$(17,314,504)	$(6,435,839)	$(10,878,665)	(169.0)

Revenue

Revenue of the Company’s SofPulse® product during the current year increased by $226,901 compared to the previous year.

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

Cost of Revenue

Cost of revenue increased by $80,455 or 622.2% from the previous year to $93,385 during the current year compared to $12,930 during the previous year. Cost of revenue is recognized on those sales recorded as gross for which we are the principal in the transaction as opposed to net sales which reflect no cost of revenue.

It is anticipated that cost of revenue will increase in future periods as the roll out of the SofPulse® product continues.

Operating Expenses

Our operating expenses for 2019 were $4,025,851 compared to $4,229,595 for 2018. The operating expenses were comprised primarily of consulting and professional fees for the development of our intellectual property, research and development, expenses related to being a public company and depreciation and amortization expenses.

Depreciation and Amortization

We incur depreciation and amortization expense for costs related to our assets, including our patents, information technology and software. Our depreciation and amortization was $650,315 in 2019 compared to $650,216 in 2018. There were no significant equipment purchases or sales during 2019.

Other Expense

Other Expense were $13,505,432 in 2019 compared to $2,276,577 in 2018. The increase in other expense during our fiscal year 2019 was primarily the result of changes in our financings and re-valuations to reflect liability accounting for convertible notes issued with variable conversion rates.

Liquidity and Capital Resources

	As of December 31,		Increase
	2019	2018	(Decrease)
Working Capital

Current assets	$62,555	$382,496	$(319,941)
Current liabilities	23,623,470	15,479,151	8,144,319
Working capital deficit	$(23,560,915)	$(15,096,655)	$(8,464,260)

Long-term debt	$155,000	$155,000	$-

Stockholders’ deficit	$(20,503,820)	$(11,391,838)	$(9,111,982)

	For Year Ended December 31,		Increase
	2019	2018	(Decrease)
Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(2,541,007)	$(2,878,834)	$337,827
Investing activities	$(2,594)	$(8,969)	$6,375
Financing activities	$2,183,343	$3,176,781	$(993,438)

	As of December 31,		Increase
	2019	2018	(Decrease)
Balance Sheet Select Information

Cash	$18,893	$379,151	$(360,258)

Accounts payable and accrued expenses	$4,348,219	$3,189,243	$(1,158,976)

Since inception and through December 31, 2019, the Company has raised approximately $16.1 million in equity and debt transactions. These funds have been used to advance the operations of the Company, build its bio-medical platform, patent work and general corporate development. Our accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these consolidated financial statements. However, the Company has incurred substantial losses. Our current liabilities exceed our current assets and available cash is not sufficient to fund the expected future operation. The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern. To reduce the risk of not being able to continue as a going concern, management has implemented its business plan to materialize revenues from sales and future license agreements and has also initiated an equity line of credit offering to raise capital through the sale of its common stock and has engaged an Investment Banker to raise additional capital. Although, uncertainty exists as to whether the Company will be able generate enough cash from operations to fund the Company’s working capital needs or raise sufficient capital to meet the Company’s obligations as they become due, no adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty. Our cash on hand at December 31, 2019 was $18,893. This will not be sufficient to fund operations if additional capital is not raised. The Company raised an aggregate of $1.3 million through the sale of equity and debt securities since December 31, 2019 through the date of this report.

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

Unregistered Sales of Equity Securities

During the year ended December 31, 2019, we issued the following unregistered equity securities:

Number of
Common Shares	Source of
Issued	Payment	Amount
10,340	Services	$159,850
728,057	Conversion of notes	$7,533,318
753	Lock-up agreements/Note extension	$12,121
17,900	Cash	$168,343
1,091	Issued with notes	$26,545

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

AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Endonovo Therapeutics, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Endonovo Therapeutics, Inc. and Subsidiaries (the Company) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes to the consolidated financial statements (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has continued to incur significant operating losses and negative cash flows from operations, during the year ended December 31, 2019 and has negative working capital at December 31, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Encino, California

May 1, 2020

Endonovo Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31,

	2019	2018(*)
ASSETS
Current assets:
Cash	$18,893	$379,151
Accounts receivable, net of allowance for doubtful accounts of $0	22,742	3,345
Prepaid expenses and other current assets	20,920	-
Total current assets	62,555	382,496

Property Plant and Equipment, net	5,915	6,727
Patents, net	3,206,180	3,853,090
Total assets	$3,274,650	$4,242,313

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$599,470	$157,388
Accrued interest	1,317,376	786,098
Deferred compensation	2,431,373	2,245,757
Notes payable, net of discounts of $ 12,649 as of December 31, 2019 and $1,833,795 as of December 31, 2018	6,697,146	6,054,403
Notes payable - related party	165,000	270,000
Derivative liability	10,599,690	4,426,026
Series C preferred stock liability, net of discounts of $766 and $180,712 at December 31, 2019 and December 31, 2018, respectively	1,813,415	1,539,479
Total current liabilities	23,623,470	15,479,151

Acquisition payable	155,000	155,000
Total liabilities	23,778,470	15,634,151
COMMITMENTS AND CONTINGENCIES, note 9
Shareholders’ deficit
Super AA super voting preferred stock, $0.001 par value; 1,000,000 authorized and 25,000 issued and outstanding at December 31, 2019 and December 31, 2018	25	25
Series B convertible preferred stock, $0.0001 par value; 50,000 shares authorized and 600 issued and outstanding at December 31, 2019 and December 31, 2018	1	1
Series D convertible preferred stock, $0.0001 par value; 20,000 shares authorized and 255 and 0 issued and outstanding at December 31, 2019 and December 31, 2018, respectively	-	-
Common stock, $0.0001 par value; 2,500,000,000 shares authorized; and 1,189,204 and 431,063 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	118	43
Additional paid-in capital	32,432,392	24,229,945
Stock subscriptions	(1,570)	(1,570)
Accumulated deficit	(52,934,786)	(35,620,282)
Total shareholders’ deficit	(20,503,820)	(11,391,838)
Total liabilities and shareholders’ deficit	$3,274,650	$4,242,313

See accompanying summary of accounting policies and notes to consolidated financial statements.

(*) The consolidated financial statements have been retroactively restated to reflect the 1,000-for-1-reverse stock split that occurred in December 20, 2019.

Endonovo Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31,

	2019	2018(*)

Revenue	$310,164	$83,263
Cost of revenue	93,385	12,930
Gross profit	216,779	70,333

Operating expenses	4,025,851	4,229,595
Loss from operations	(3,809,072)	(4,159,262)

Other income (expense)
Change in fair value of derivative liability	(7,488,690)	2,603,983
Gain (loss) on extinguishment of debt	73,503	316,560
Interest expense, net	(6,090,245)	(5,197,120)
Total other expense	(13,505,432)	(2,276,577)

Loss before income taxes	(17,314,504)	(6,435,839)

Provision for income taxes	-	-

Net loss	$(17,314,504)	$(6,435,839)

Basic and diluted loss per share	$(24.83)	$(17.76)
Weighted average common share outstanding:
Basic and diluted	697,305	362,466

See accompanying summary of accounting policies and notes to consolidated financial statements.

(*) The consolidated financial statements have been retroactively restated to reflect the 1,000-for-1-reverse stock split that occurred in December 20, 2019.

Endonovo Therapeutics, Inc. and Subsidiaries

Consolidated Statement of Stockholders Deficit

For the Years Ended December 31, 2019 and 2018

	Series AA		Series B Convertible		Series D Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Subscription	Retained	Shareholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Earnings	Deficit

Balance December 31, 2017(*)	5,000	$5	-	$-	-	$-	316,952	$32	$19,635,675	$(1,570)	$(29,184,443)	$(9,550,300)

Private placement units issued for cash (*)	-	-	-	-	-	-	1,562	0	60,000	-	-	60,000
Preferred stock issued for cash	20,000	20	1,350	1	-	-	-	-	134,981	-	-	135,002
Shares issued for cash (*)	-	-	-	-	-	-	2,000	0	25,000	-	-	25,000
Shares issued for services (*)	-	-	-	-	-	-	7,175	1	224,784	-	-	224,785
Shares issued for conversion of Preferred Series B (*)	-	-	(750)	-	-	-	2,941	0	-	-	-	-
-Shares issued with lock-up agreements (*)	-	-	-	-	-	-	477	-	17,194	-	-	17,194
Shares issued for conversion of notes payable and accrued interest (*)	-	-	-	-	-	-	92,773	9	3,440,716	-	-	3,440,725
Valuation of warrants issued with Preferred Series C	-	-	-	-	-	-	-	-	175,538	-	-	175,538
Valuation of warrant and stock options issued for services	-	-	-	-	-	-	-	-	402,919	-	-	402,919
Valuation of warrant issued with note payable	-	-	-	-	-	-	-	-	71,521	-	-	71,521
Valuation of warrants issued for extension of notes	-	-	-	-	-	-	-	-	19,417	-	-	19,417
Valuation of stock issued with notes payable (*)	-	-	-	-	-	-	1,000	0	22,200	-	-	22,200
Exercise of cashless warrants (*)	-	-	-	-	-	-	6,183	1	-	-	-	-
Net loss for the year ended December 31, 2017	-	-	-	-	-	-	-	-		-	(6,435,839)	(6,435,839)
Balance December 31, 2018 (*)	25,000	25	600	1	-	-	431,063	43	24,229,945	(1,570)	(35,620,282)	(11,391,838)

Shares issued for cash	-	-	-	-	-	-	17,900	1	168,342	-	-	168,343
Shares issued for services	-	-	-	-	-	-	10,340	1	159,849	-	-	159,850
Shares issued with lock-up agreements	-	-	-	-	-	-	310	-	3,788	-	-	3,788
Shares issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	728,057	73	7,533,245	-	-	7,533,318
Shares issued for Preferred Series D	-	-	-	-	255	255,000	-	-	255,000-	-	-	255,000
Valuation of stock issued with notes payable	-	-	-	-	-	-	1,091	-	26,545	-	-	26,545
Valuation of warrants issued with Preferred Series C	-	-	-	-	-	-	-	-	16,333	-	-	16,333
Valuation of warrant and stock options issued for services	-	-	-	-	-	-	-	-	31,012	-	-	31,012
Valuation of common stock issued for extension of notes	-	-	-	-	-	-	443	-	8,333	-	-	8,333
Net loss for the year ended December 31, 2019	-	-	-	-	-	-	-	-	-	-	(17,314,504)	(17,314,504)
Balance December 31, 2019	25,000	$25	600	$1	255	$255,000	1,189,204	$118	$32,432,392	$(1,570)	$(52,934,786)	$(20,503,820)

See accompanying summary of accounting policies and notes to consolidated financial statements.

(*) The consolidated financial statements have been retroactively restated to reflect the 1,000-for-1-reverse stock split that occurred in December 20, 2019.

Endonovo Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31,

	2019	2018(*)
Operating activities:
Net loss	$(17,314,504)	$(6,435,839)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	650,315	650,216
Fair value of equity issued for services	159,850	627,704
Amortization of discount on Series C Preferred stock liability	196,269	96,635
Non-cash interest and fees	2,654,071	759,949
Non-cash value of stock, options and warrants issued for services	34,802	-
Amortization of note discount and original issue discount	2,044,940	3,464,096
Change in fair value of derivative liability	7,488,690	(2,603,983)
(Gain) loss on extinguishment of debt	(73,503)	(316,559)
Changes in assets and liabilities:
Accounts receivable	(19,397)	(3,345)
Prepaid expenses and other current assets	(20,920)	21,000
Accounts payable	442,082	63,232
Accrued interest	1,030,682	623,885
Deferred compensation	185,616	174,175
Net cash used in operating activities	(2,541,007)	(2,878,834)

Investing activities:
Acquisition of property and equipment	(2,594)	(8,969)
Net cash used in investing activities	(2,594)	(8,969)

Financing activities:
Proceeds from the issuance of notes payable	1,995,000	2,836,000
Proceeds from short term advances	-	65,000
Proceeds from issuance of preferred stock	-	135,002
Repayments on related party short term advances	(105,000)	(87,000)
Proceeds from issuance of common stock	168,343	85,000
Payment on notes payable	(130,000)	(555,500)
Proceeds from issuance of redeemable shares	255,000	702,500
Payment against long term loan	-	(4,221)
Net cash provided by financing activities	2,183,343	3,176,781

Net increase in cash	(360,258)	288,978
Cash, beginning of year	379,151	90,173
Cash, end of year	$18,893	$379,151

Supplemental disclosure of cash flow information:
Cash paid for interest	$17,000	$248,730
Cash paid for income taxes	$-	$-
Cash paid for Preferred C dividends	$115,115	$64,300
Non-Cash Investing and Financing Activities:
Conversion of notes payable and accrued interest to common stock	$3,645,956	$1,852,415
Value of derivative liability from transfer to equity upon conversion of notes payable and accrued interest	$3,960,864	$1,712,307
Reduction in note payable and accrued interest as result of settlement	$-	$82,000
Conversion of notes payable to redeemable preferred stock	$94,000	$317,691

See accompanying summary of accounting policies and notes to consolidated financial statements.

(*) The consolidated financial statements have been retroactively restated to reflect the 1,000-for-1-reverse stock split that occurred in December 20, 2019.

Endonovo Therapeutics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2019 and 2018

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

Going Concern

These accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for a period following the date of these consolidated financial statements. The Company has recurring net losses, negative cash flows from operations and working capital deficits. The Company has raised approximately $ 2.4 million in debt and equity financing for the year ended December 31, 2019. The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty. To reduce the risk of not being able to continue as a going concern, management has implemented its business plan to materialize revenues from potential, future, license agreements, has initiated an equity line of credit offering to raise capital through the sale of its common stock, has engaged a broker/dealer to raise additional capital.

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents. Cash is deposited with what we believe are highly credited, quality institutions. The deposited cash may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. At December 31, 2019, the Company does not hold any cash in excess of FDIC limits.

Accounts Receivable

The Company uses the specific identification method for recording the provision for doubtful accounts, which was $0 at December 31, 2019 and 2018. Accounts receivable are written off when all collection attempts have failed.

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

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The Company measured equity-based compensation using the Black-Scholes option valuation model using the following assumptions:

	For Year Ending December 31,
	2019	2018

Expected term	4 years	2 - 3 years
Exercise price	$11.60	$29.80 - $47.00
Expected volatility	349.60%	226.00% - 261.00%
Expected dividends	None	None
Risk-free interest rate	2.28%	1.58% - 2.06%
Forfeitures	None	None

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

Net Loss per Share

Basic net loss per share is calculated based on the net loss attributable to common shareholders divided by the weighted average number of shares outstanding for the period excluding any dilutive effects of options, warrants, unvested share awards and convertible securities. Diluted net loss per common share assumes the conversion of all dilutive securities using the if-converted method and assumes the exercise or vesting of other dilutive securities, such as options, common shares issuable under convertible debt, warrants and restricted stock using the treasury stock method when dilutive.

Research and Development

Costs relating to the development of new products are expensed as research and development as incurred in accordance with FASB Accounting Standards Codification (“ASC”) 730-10, Research and Development. Research and development costs amounted to $153,126 and $274,265 for the years ended December 31, 2019 and 2018, respectively, and are included in operating expenses in the consolidated statements of operations.

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

The following table presents changes in the liabilities with significant unobservable inputs (Level 3) for the years ended December 31, 2019 and 2018:

	Fair Value Measurements at December 31, 2019 Using
	Quoted Prices in Active Markets for	Significant Other Observable	Significant Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Derivative liability	$-	$-	$10,599,690	$10,599,690
Total	$-	$-	$10,599,690	$10,599,690

	Fair Value Measurements at December 31, 2018 Using
	Quoted Prices in Active Markets for	Significant Other Observable	Significant Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Derivative liability	$-	$-	$4,426,026	$4,426,026
Total	$-	$-	$4,426,026	$4,426,026

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following table presents changes in the liabilities with significant unobservable inputs (Level 3) for the years ended December 31, 2019 and 2018:

Derivative
Liability
Balance December 31, 2017	5,939,600

Increase in Derivative Liability resulting from Issuance of convertible debt	2,864,161
Decrease in Derivative Liability resulting from Settlements by debt extinguishment	(1,773,752)
Increase in Derivative Liability resulting from Change in estimated fair value	(2,603,983

Balance December 31, 2018	4,426,026

Increase in Derivative Liability resulting from Issuance of convertible debt	2,645,838
Decrease in Derivative Liability resulting from Settlements by debt extinguishment	(3,960,864)
Increase in Derivative Liability resulting from Change in estimated fair value	7,488,690

Balance December 31, 2019	$10,599,690

Derivative Liability

The Company issued Variable Debentures during the years ended December 31, 2019 and 2018, which contained variable conversion rates based on unknown future prices of the Company’s common stock. This resulted in a derivative liability. The Company measures the derivative liability using the Black-Scholes option valuation model using the following assumptions:

For Year Ending December 31,
	2019	2018

Expected term	1 month-1 year	1 year
Exercise price	$0.65-$12.87	$11.10-$32.60
Expected volatility	133.5%-166.0%	119.0%-195.0%
Expected dividends	None	None
Risk-free interest rate	1.51%-2.87%	1.79%-2.71%
Forfeitures	None	None

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

Reverse Split

In October 2019, the Company’s Board of Directors and stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to effect a 1,000-for-1 reverse split of the Company’s common stock, which was effected on December 20, 2019. The par value of the common stock was not adjusted as a result of the reverse stock split. Accordingly, all common stock, stock options, warrants and related per share amounts as of and for the year ended December 31, 2018 and for the period through December 20, 2019 have been retroactively adjusted to give effect to the reverse split.

Reclassification

Certain reclassifications have been made to the 2018 financial statements in order to conform to the 2019 presentation. Such reclassifications have no impact on the Company’s financial positions or results of operations.

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

The Company has adopted ASU 2016-02 on January 1, 2019. The adoption of ASU 2016-02 did not have a significant impact on the Company’s consolidated results of operations, financial position and cash flows.

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

During the year ended December 31, 2019, we recognized gross revenue of $310,164 from products we sold as a principal in the transaction.

Sources of Revenue

We have identified the following revenues disaggregated by revenue source:

1.	Plastic Surgeons

2.	Wound Care Facilities

3.	Hospitals

4.	Other Physicians

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

As of December 31, 2019, and 2018 the sources of revenue were as follows:

	Year Ended
	December 31,
	2019	2018

Distributor- Plastic surgeons, net	$-	$17,045
Direct sales- Plastic surgeons, gross	310,164	66,218
Total sources of revenue	$310,164	$83,263

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

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Note 3- Property and Equipment

The following is a summary of equipment, at cost, less accumulated depreciation at December 31, 2019 and 2018:

	As of December 31,
	2019	2018

Autos	$64,458	$64,458
Medical equipment	13,969	13,969
Other equipment	11,367	8,774
	89,794	87,201
Less accumulated depreciation	83,879	80,474
	$5,915	$6,727

Depreciation expense for the years ended December 31, 2019 and 2018 was $3,405 and $3,306, respectively.

Note 4 – Patents

In December 2017, we acquired from RGN a patent portfolio for $4,500,000. The earliest patent expires in 2024. The following is a summary of patents less accumulated amortization at December 31, 2019 and 2018:

	December 31,
	2019	2018

Patents	$4,500,000	$4,500,000

Less accumulated amortization	1,293,820	646,910

	$3,206,180	$3,853,090

Amortization expense for the years ended December 31, 2019 and 2018 was $646,910 respectively.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The estimated future amortization expense related to patents as of December 31, 2019 is as follows:

Year Ended December 31.	Amount

2020	$646,910
2021	646,910
2022	646,910
2023	646,910
Thereafter	618,540
Total	$3,206,180

Note 5 - Notes payable and Long-Term Loan

Notes Payable

In October 2013, the Company initiated a private placement for up to $500,000 of financing by the issuance of notes payable at a minimum of $25,000, one unit. The notes bear interest at 10% per annum and were due and payable with accrued interest one year from issuance. Also, the Company agreed to issue 125 shares (125,000 shares pre reverse split) of its common stock for each unit. In July 2014, the Company initiated a private placement for up to $500,000 of financing by the issuance of notes payable at a minimum of $25,000, one unit. The notes bear interest at 10% per annum and were due and payable with accrued interest one year from issuance. Also, the Company agreed to issue 50 shares (50,000 shares pre-reverse split) of its common stock for each unit. In October 2014, the Company initiated a private placement for up to $500,000 of financing by the issuance of notes payable at a minimum of $25,000, one unit. The notes bear interest at 10% per annum and were due and payable with accrued interest one year from issuance. Also, the Company agreed to issue 50 shares (50,000 shares pre-reverse split) of its common stock for each unit. In August 2015, the Company initiated a private placement for up to $500,000 of financing by the issuance of notes payable at a minimum of $25,000, one unit. The notes bear interest at 10% per annum and were due and payable with accrued interest one year from issuance. Also, the Company agreed to issue 100 shares (100,000 shares pre-reverse split) of its common stock for each unit. During the years ended December 31, 2019 and 2018, the Company did not issue notes in connection with these private placements. As of December 31, 2019, and 2018, notes payable outstanding under these private placements are $624,903 and $692,403, respectively, all of which are past maturity at December 31, 2019 and 2018.

During the year ended December 31, 2019, the Company issued eight fixed rate promissory notes totaling $2,192,250 for funding of $1,995,000 with original terms of two to six months and interest rates of 10% to 12%, default rates of 10% to 24% and for three of the notes, if the notes are not paid at maturity, an additional 2% per month for the next three months. On November 1, 2019, the Company entered into debt modification agreements with two of the notes holders and extend the maturity date to November 1, 2020. Management reviewed the guidance in ASC 470-60 Troubled Debt Restructurings and ASC 470-50 Debt Modifications and Extinguishments and concluded that the changes to the terms of its debts qualified for debt modification, which did not result in any gain or loss in the Company’s statement of operation. As of December 31, 2019, the balance on these notes amounts to $894,250 and none of the notes is past maturity.

During the year ended December 31, 2019, the Company converted two previous fixed rate notes into variable rate notes in an accumulated amount of $1,650,000 as a result of the notes not being paid at maturity and, therefore, triggering conditional conversion options to the benefit of the noteholders. The conversion rate is 68% of the Company’s common stock based on the terms included in the variable rate notes.

The gross amount of all convertible notes with variable conversion rates outstanding at December 31, 2019 and December 31, 2018, is $5,090,642, of which $5,090,642 are past maturity, and $5,315,795, of which $2,891,925 were past maturity, respectively.

Notes payable to a related party in the aggregate amount of $165,000 were outstanding at December 31, 2019. The notes bear interest at 12% per annum. During the year ended December 31, 2019, the Company paid 105,000 principal and $17,000 interest to this related party. On September 29, 2019, the Company extended the maturity on all outstanding notes to December 31, 2019.

During October 2019, the Company entered into an agreement to receive a license, data delivery and ancillary marketing services in exchange for a note of $352,500 at 8% annual interest and a conversion rate of the lower of $9.00 or 82% of the lowest bid price during the five trading days prior to conversion. The note will become effective when the license period and the services start and the data is delivered.

During the year ended December 31, 2018, the Company issued a six-month fixed rate note with an interest rate of 12% for initially $275,000, subsequently increased to $300,000, for cash of $250,000. As of December 31, 2018, the balance on this note was $100,000. The loan was past maturity as of December 31, 2018. The loan was fully repaid as of December 31, 2019.

During the year ended December 31, 2018, the Company issued two six-month fixed rate notes with annual interest rates of 10% and accumulated principal balances of $1,650,000 for cash of $1,500,000. The first note for $1,100,000 matures on March 26, 2019 and the second note for $550,000 matured on June 17, 2019. The terms of the notes included additional interest payments of 2% on the fourth, fifth and sixth month anniversaries of the notes and, if not paid at maturity, a conversion to common stock feature at a rate of 68% of the lowest closing bid price during the 15 days previous to conversion.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

During the years ended December 31, 2018, the Company issued Convertible Debentures (“Variable Debentures”) in amounts of $2,545,870 for cash of $836,000 with original terms of 6 to 12 months and interest rates ranging from 10% to 12% which contain variable conversion rates with a discount of 65% of the Company’s common stock based on the terms included in the Variable Debentures. During the year ended December 31, 2018, one variable Debenture was repaid in cash in amount of $283,000.

Debentures contain prepayment options which enable the Company to prepay the notes for periods of 0-180 days subsequent to issuance at a premium of 125-135%. The Company recorded a derivative liability as a result of the conversion feature. The derivative liability was allocated between a note discount, up to the value of the Variable Debenture, and interest expense for the excess, and the note discount is being amortized over the life of the Variable Debenture. During the years ended December 31, 2019 and 2018, the Company recorded $0 and $2,282,707 respectively, in discounts on these Variable Debentures. As of December 31, 2019, and 2018, the Variable Debentures outstanding had balances due of $5,090,642 and $5,315,795, respectively. Of these amounts outstanding, $5,090,642 and $2,891,925 of the Variable Debentures were past maturity at December 31, 2019 and 2018, respectively.

As of December 31, 2019, the Company had notes payable to related parties amounting to $165,000. Refer to Note 7– Related Party Transactions.

	As of December 31,
	2019	2018

Notes payable at beginning of period	$8,158,198	$7,356,144
Notes payable issued	2,101,000	3,131,870
Loan fees added to note payable	91,250	147,000
Settlements on note payable	-	(47,500)
Repayments of notes payable in cash	(235,000)	(555,500)
Less amounts converted to redeemable notes	(67,500)	(212,500)
Less amounts converted to stock	(3,173,153)	(1,661,316)
Notes payable at end of period	6,874,795	8,158,198
Less debt discount	(12,649)	(1,833,795)
	$6,862,146	$6,324,403

Notes payable issued to related parties	$165,000	$270,000
Notes payable issued to non-related party	$6,697,146	$6,054,403

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The maturity dates on the notes payable are as follows:

Twelve months ending,	Non-related parties	Related parties	Total
Past due	$5,815,545	$165,000	$5,980,545
December 31, 2020	894,250	-	894,250
Total	$6,709,795	$165,000	$6,874,795

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

Effective Interest Rate

During the year ended December 31, 2019 and 2018, the Company’s effective interest rate was 95% and 104% respectively.

Note 6 - Shareholders’ Deficit

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock which have been designated as follows:

	Number of Shares Authorized	Number of Shares Outstanding at December 31, 2019	Par Value	Liquidation Value per Share
Series AA	1,000,000	25,000	$0.0010	-
Preferred Series B	50,000	600	$0.0001	100
Preferred Series C	8,000	1,814	$0.0001	1,000
Preferred Series D	20,000	255	$0.0001	1,000
Undesignated	3,922,000	-	-	-

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

Each holder of outstanding shares of Series AA Super Voting Preferred Stock shall be entitled to one hundred thousand (100,000) votes for each share of Series AA Super Voting Preferred Stock held on the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company. As of December 31, 2019, and 2018, there were and 25,000 shares of Series AA Preferred stock outstanding.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Series B Convertible Preferred Stock

On February 7, 2017, the Company filed a certificate of designation for 50,000 shares of Series B Convertible Preferred Stock designated as Series B (“Series B”) which are authorized and convertible, at the option of the holder, commencing six months from the date of issuance into common shares and warrants. For each share of Series B, the holder, on conversion, shall receive the stated value divided by 75% of the market price on the date of purchase of Series B and a three-year warrant exercisable into up to a like amount of common shares with an exercise price of 150% of the market price as defined in the Certificate of Designation. Dividends shall be paid only if dividends on the Company’s issued and outstanding Common Stock are paid and the amount paid to the Series B holder will be as though the conversion shares had been issued. The Series B holders have no voting rights. Upon liquidation, the holder of Series B, shall be entitled to receive an amount equal to the stated value, $100 per share, plus any accrued and unpaid dividends thereon before any distribution is made to Series C Secured Redeemable Preferred Stock or common stockholders. During the year ended December 31, 2018, 1,350 shares of Series B and 4,805 warrant shares have been issued of which 750 Series B shares, respectively, have been converted into 2,941common shares. There has been no activity during the year ended December 31, 2019. As of December 31, 2019, and 2018, there are 600 shares of Series B outstanding.

Series C Secured Redeemable Preferred Stock

On December 22, 2017, the Company filed a certificate of designation for 8,000 shares of Series C Secured Redeemable Preferred Stock (“Series C”). Each share of the C Preferred is entitled to receive a $20.00 quarterly dividend commencing March 31, 2018 and each quarter thereafter and is to be redeemed for the stated value, $1,000 per share, plus accrued dividends in cash (i) at the Company’s option, commencing one year from issuance and (ii) mandatorily as of December 31, 2019. The C Preferred does not have any rights to vote with the common stock. Upon liquidation, the holder of Series C, shall be entitled to receive an amount equal to the stated value, $1,000 per share, plus any accrued and unpaid dividends thereon before any distribution is made to common stockholders but after distributions are made to holders of Series B. Since the C Preferred is mandatorily payable, the obligation has been included in short term liabilities on the consolidated balance sheets as of December 31, 2019. The Company’s obligation to redeem the C Preferred is secured by a security interest in the RGN Assets.

For the years ended December 31, 2019 and 2018, the Company has sold 94 and 1,020 shares of Series C in units comprised of shares of C Preferred and common stock purchase warrants exercisable into up to 960 and 6,457 shares of common stock for consideration of $94,000 and $1,020,191 The warrants resulted in a debt discount after amortization of $776 and $180,712 at December 31, 2019 and 2018, respectively, and are recorded as a discount to the preferred stock liability on the consolidated balance sheets.

On January 29, 2020, the Company filed the amended and restated certificate of designation fort its Series C Secured Redeemable Preferred Stock. The amendment changed the rights of the Series C by (a) removing the requirement to redeem the Series C, (b) removing the obligation to pay dividends on the Series C, (c) Allowing the holders of shares of Series C to convert the stated value of their shares into common stock of the Company at 75% of the closing price of such common stock on the day prior to the conversion.

Series D Convertible Preferred Stock

On November 11, 2019, the Company filed a certificate of designation for 20,000 shares of Series D Convertible Preferred Stock designated as Series D (“Series D”), which are authorized and convertible, at the option of the holder, at any time from the date of issuance, into shares of common shares. On or prior to August 1, 2020, for each share of Series D, the holder, on conversion, shall receive a number of common shares equal to 0.01% of the Company’s issued and outstanding shares on conversion date and for conversion on or after August 2, 2020, the holder shall receive conversion shares as though the conversion date was August 1, 2020, with no further adjustments for issuances by the Company of common stock after August 1, 2020, except for stock split or reverse stock splits of the common stock.

The Series D holders have no voting rights. Upon liquidation, the holder of Series D, shall be entitled to receive an amount equal to the stated value, $1,000 per share, plus any accrued and unpaid dividends thereon before any distribution is made to common stockholders. During the year ended December 31, 2019, 255 shares of Series D have been issued. As of December 31, 2019, there are 255 shares of Series D outstanding.

Common Stock

On December 31, 2018, we entered into a non-transferrable Investment Agreement whereby the investor committed to purchase up to $10,000,000 of our common stock, over the course of 36 months. The aggregate number of shares issuable by us and purchasable by the investor under the Investment Agreement is 81,250. A registration statement for the sale of our common stock related to the Investment Agreement went effective on February 11, 2019.

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

In no event will we be obligated to register for resale more than $10,000,000 in value of shares of common stock, or 81,250 shares.

During the year ended December 31, 2019, the Company issued 17,900 shares of common stock in exchange for $168,343 cash pursuant to the Investment Agreement.

During the year ended December 31, 2019, the Company issued 728,057 shares of common stock for the conversion of notes and accrued interest in the amount of $7,533,318

During the year ended December 31, 2019, the Company issued 10,340 shares of common stock with a value of $159,850 related to services.

During the year ended December 31, 2019, the Company issued 754 shares of common stock valued at $12,122 related to the extension of outstanding notes and lock-up agreements;1,091 shares valued at $26,545 were issued as additional consideration for the issuance of two promissory notes totaling $336,000.

During the year ended December 31, 2018, the Company issued pursuant to a private placement offering 1,562 shares of common stock and the same number of warrants for cash of $60,000 and 2,000 shares of common stock for cash of $25,000. The Company also issued 92,773 shares of common stock for the conversion of notes and accrued interest in the amount of $3,440,725.

During the year ended December 31, 2018, the Company issued 477 shares of common stock valued at $17,194 related to the extension of outstanding notes and lock-up agreements; 1,000 shares valued at $22,200 were issued in connection with a $550,000 note payable; 2,941shares were issued on the conversion of Preferred Series B Stock; and 6,183 shares were issued for the cashless exercise of 6,200 warrant shares.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The Company had entered into consulting agreements with various consultants for service to be provided to the Company. The agreements stipulated a monthly fee and a certain number of shares that the consultant vests in over the term of the contract. The consultant was issued a prorated number of shares of common stock at the beginning of the contract, which the consultant earned over a three-month period. At the anniversary of each quarter, the consultant was issued a new allotment of common stock during the first 3 years of engagement. In accordance with ASC 505-50 – Equity-Based Payment to Non-Employees, the common stock shares issued to the consultant were valued upon their vesting, with interim estimates of value as appropriate during the vesting period. During the years ended December 31, 2019 and 2018, the Company issued 10,340 shares of common stock with a value of $159,850 and 7,175 shares of common stock with a value of $224,785, respectively, related to these consulting agreements.

The Variable Debentures issued by the Company each have a provision requiring the Company to reserve a variable number of shares of common stock for when the holder of the Variable Debenture converts.

Stock Options

During the year ended December 31, 2019, the Company granted stock options to the Company’s Chief Medical Officer, exercisable into up to 5,280 shares of common stock with an exercise price of from $11.60 per share, and a weighted average remaining life of 3.38 years. These stock options were valued at $76,532 using the Black Scholes option pricing model. The stock options will vest in eight equal quarterly installments of 660 shares.

During the year ended December 31, 2018, the Company granted a stock option to independent contractor exercisable into up to 1,350 shares of common stock with an exercise prices ranging from $29.80 to $47.00 per share, lives of two to three years, and cashless exercise rights and were valued at $29,246 using the Black Scholes option pricing model. The stock options vest over four to twelve months. Share-based compensation expense for the years ended December 31, 2019, and 2018, totaled $31,012 and $15,459, respectively. At December 31, 2019, the total unrecognized deferred share-based compensation expected to be recognized over the remaining weighted average vesting periods of 0.47 years for outstanding grant was approximately $57,400.

The weighted average grant date fair value of stock options issued during the years ended December 31, 2019 and 2018 were $14.49 and $21.70 per share, respectively.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Stock option activities for the years ended December 31, 2019 and 2018 are as follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	93,203	$28.48	3.96	$2,721,538
Granted	1,350	$34.26
Cancelled	-	$-
Exercised	-	$-
Outstanding at December 31, 2018	94,553	$28.71	2.94	$-

Granted	5,280	$11.60	3.38
Cancelled	-	$-
Exercised	-	$-
Outstanding at December 31, 2019	99,833	$27.81	2.02	$-

Exercisable at December 31, 2019	95,873	$28.48	1.95	$0.00

The balance of all stock options outstanding as of December 31, 2019 is as follows:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

Options
$54.00	19,250	7.30	$54.00	19,250	$54.00
$47.00	350	1.12	$47.00	350	$47.00
$29.80	1,000	0.61	$29.80	1,000	$29.80
$26.90	6,022	0.72	$26.90	6,022	$26.90
$21.60	67,931	0.56	$21.60	67,931	$21.60
$11.60	5,280	3.38	$11.60	1,320	$11.60
	99,833	2.02	$27.81	95,873	$28.48

Warrants

During the year ended December 31, 2019, in conjunction with the conversion of fixed rate promissory notes into Preferred C stock, the Company issued two-year common stock purchase warrants to acquire up to 960 shares of common stock with exercise prices ranging from $14.50 to $27.90 per share.

During the year ended December 31, 2018, in conjunction with the sale of Common Stock, the Company issued three-year common stock purchase warrants to acquire up to 2,138 shares of common stock with exercise prices ranging from $69 to $1,000 per share.

In addition, during the year ended December 31, 2017, the Company issued a five-year common stock purchase warrant to acquire up to 2,000 shares of common stock valued at $71,521 with an exercise price of $50 in conjunction with the issuance of notes payable; a two-year cashless common stock purchase warrant to acquire up to 6,200 shares of common stock valued at $380,750 for services provided with an exercise price of $0.1 per share which was subsequently exercised into 6,183 shares of common stock; two-year common stock purchase warrants to acquire up to 642 shares of common stock valued at $19,417 related to the extension of notes with exercise prices ranging from $36.80 to $37.00; and two and three-year common stock purchase warrants to acquire up to 11,263 shares of common stock with exercise prices ranging from $21.80 to $1,000.00 in conjunction with the issuance of preferred stock. Also, one common stock purchase warrant to acquire up to 300 shares of common stock expired during the year ended December 31, 2018.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A summary of the status of the warrants granted under these agreements at December 31, 2019, and changes during the years ended December 31, 2019 and 2018 are presented below:

	Outstanding Warrants
		Weighted Average
		Exercise Price
	Shares	Per Share
Outstanding at January 1, 2018	61,808	$312.79
Granted	22,243	$180.49
Cancelled	(300)	$810.00
Exercised	(6,200)	$0.10
Outstanding at December 31, 2018	77,551	$297.92

Granted	960	$19.53
Cancelled	(5,025)	$122.46
Exercised		$
Outstanding at December 31, 2019	73,486	$306.28

Exercisable at December 31, 2019	73,486	$306.28

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

Warrants

$14.50-50.00	24,294	1.40	$33.42	24,294	$33.42
$51.00-100.00	22,470	1.68	$75.66	22,470	$75.66
$101.25-239.00	6,010	1.60	$160.97	6,010	$160.97
$255.00-480.00	1,063	1.55	$320.22	1,063	$320.22
$562.30-1,000.00	19,649	0.89	$951.10	19,649	$951.10
	73,486	1.37	$306.29	73,486	$306.29

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Note 7 – Related Party Transactions

Two executive officers and one operational manager of the Company have agreed to defer a portion of their compensation until cash flow improves. As of December 31, 2019, and 2018, the balances of their deferred compensation was $898,475 and $933,150, which reflects $650,000 accrual of deferred compensation and $684,675 cash repayments of deferred compensation during the year ended December 31, 2019 and $840,000 accrual of deferred compensation, $829,275 cash repayments during the year ended December 31, 2018.

From time-to-time officers of the Company advance monies to the Company to cover costs. During the years ended December 31, 2019 and 2018, officers and operational manager advanced $27,130 and $65,000 of funds to the Company of which $14,722 and $87,000 were repaid during the years then ended. Also, during the years ended December 31, 2019 and 2018 accrued interest was repaid in an amount of $17,000 and $20,400, respectively. The balance of short-term advances due to one officer and executive of the Company at December 31, 2019 and 2018 was $5,236 and $0, respectively and is included in the Company’s accounts payable balance as of December 31, 2019.

At December 31, 2019 and 2018, notes payable remain outstanding to one officer and former President of the Company, in the amounts of $165,000 and $270,000, respectively. At December 31, 2019 and 2018, accrued interest on these notes payable totaled $38,389 and $32,046, respectively, and are included in accrued expenses on the consolidated balance sheets.

Note 8 - Income taxes

The Company files income tax returns with the Internal Revenue Service (“IRS”) and various state jurisdictions. For jurisdictions in which tax filings are prepared, the Company is subject to income tax examinations by state tax authorities and federal tax authorities for all tax years.

The deferred tax assets are mainly comprised of net loss carryforwards. As of December 31, 2019, the Company had approximately $25,200,000 of federal net operating loss carryforwards, that it can use to offset a certain amount of taxable income in the future. Some of these federal net operating loss carryforwards begin to expire in 2030. The resulting deferred tax asset is offset by a 100% valuation allowance due to the uncertainty of its realization. Utilization of these net operating losses could be limited under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state laws based on ownership changes and the value of the Company’s stock.

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes was as follows for the years ended December 31, 2019 and 2018:

	2019	2018
Income tax computed at federal statutory rate	-21.0%	-21.0%
State taxes, net of federal benefit	-7.1%	-7.1%
Non-Deductible expenses	15.0%	7.0%
Change in valuation allowance	13.1%	21.1%
Total	0.0%	0.0%

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The primary difference between income tax expense attributable to continuing operations and the amount of income tax expense that would result from applying domestic federal statutory rates to income before provision for income taxes relates to the change in the valuation allowance.

The Company has adopted the accounting standards that clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the years ended December 31, 2019 and 2018.

Note 9 - Commitments and Contingencies

Legal matters

The Company may become involved in various legal proceedings in the normal course of business.

Note 10 - Concentrations

Sales

During the year ended December 31, 2019, we had three significant customers which accounted for 7.2%, 7.5% and 23.7% of sales. During the year ended December 31, 2018, we had three significant customers which accounted for 20%, 12% and 11% of sales.

Supplier

We also have a single source for our bioelectric medical devices, which account for 100% of our sales. The interruption of products provided by this supplier would adversely affect our business and financial condition unless an alternative source of products could be found.

Accounts Receivable

At December 31, 2019, we had three customers which accounted for 37%, 33% and 16% of our accounts receivable balances. At December 31, 2018, we had three customers which accounted for 42%, 30% and 28% of our accounts receivable balances.

Note 11 - Subsequent Events.

Subsequent to December 31, 2019, an aggregate of 5,402,619 shares of restricted common stock were issued on the conversion of $998,066 of principal and $134,480 of accrued interest pursuant to Variable Notes.

Subsequent to December 31, 2019, the Company issued 2,221,881 shares of common stock pursuant to the conversion of 1,052 Preferred C Shares.

Subsequent to December 31, 2019, the Company received $50,000 of cash from the issuance of 50 shares of Preferred D stock, which is convertible at the option of the holder.

Subsequent to December 31, 2019, the Company issued four variable debentures for an aggregate amount of $275,000, with maturity between 6 months to 1 year and carrying coupon of 8%. These debentures are convertible into shares of common stock at the option of the holders.

As a result of these issuances, the total number of common shares outstanding is 8,813,704, Preferred B shares outstanding is 600, Preferred C shares outstanding is 762 and Preferred D shares outstanding is 305.

On January 29, 2020, the Company filed the amended and restated certificate of designation fort its Series C Secured Redeemable Preferred Stock. The amendment changed the rights of the Series C by (a) removing the requirement to redeem the Series C, (b) removing the obligation to pay dividends on the Series C, (c) Allowing the holders of shares of Series C to convert the stated value of their shares into common stock of the Company at 75% of the closing price of such common stock on the day prior to the conversion.

The World Health Organization declared the Coronavirus outbreak a pandemic on March 11, 2020 and in the United States various emergency actions have been taken on the National, State and Local levels. The effects of this pandemic on the Company’s business are uncertain.

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

As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2019 at the reasonable assurance level due to the material weaknesses described below.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that as of December 31, 2019 our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended December 31, 2019. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the authorization of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent fiscal year, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that as of December 31, 2019, such internal control over financial reporting was not effective. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets; and (3) lack of communication between management and accounting personnel. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2019.

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures: we will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. First, we will create a position to segregate duties consistent with control objectives of having separate individuals perform (i) the authorization of transactions, (ii) the recording of transactions and (iii) the custody of assets. Second, we will create a senior position to focus on financial reporting and standardizing and documenting our accounting procedures with the goal of increasing the effectiveness of the internal controls in preventing and detecting misstatements of accounting information. Third, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us. Lastly, we will improve channels of communication between management and accounting through regularly scheduled monthly meetings. We anticipate the costs of implementing these remediation initiatives will be approximately $50,000 to $100,000 a year in increased salaries, legal and accounting expenses.

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

Default on Notes

Due to its limited resources, the Company has not been able to pay certain promissory notes when due. As of December 31, 2019, there are 46 notes with an aggregate principal of $5,815,545 which are beyond their maturity date. Management believes that the Company may have valid defenses as to some of the promissory notes and will be able to modify some of these notes if requested by the holders to do so and otherwise avoid any default.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of officers and director. Our Executive officers are elected annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Name	Age	Position
Alan Collier	54	Director, Chief Executive Officer, Interim Chief Financial Officer, and Secretary
Michael Mann	62	President

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

Michael Mann has been the President since January 2014. Mr. Mann was the Vice President of Shareholder Relations from March 2012 to January 2014 for the Company and he brings significant related experience in business operations and corporate finance. From 2008 to March 2012, Mr. Mann has served as the President and Chief Executive Officer of Hanover Portfolio Acquisitions, Inc. formerly known as Hanover Asset Management, Inc. Immediately prior thereto, Mr. Mann was the Founder, President, and Chief Executive Officer of U.S. Debt Settlement, Inc., a company listed on the Frankfurt Stock Exchange. Mr. Mann had personally overseen the growth and development of U.S. Debt Settlement since 2003. From January 2002 to July 2003, Mr. Mann was the Chief Executive Officer of Shared Vision Capital, a boutique investment banking firm that assisted emerging companies with early seed capital and bridge loans. From October 1998 through December 2001, Mr. Mann was the Vice President of Investor Relations for JuriSearch.com, an online legal research platform. During his tenure with JuriSearch.com, Mr. Mann was directly responsible for financing for the company’s growth and development. In addition, Mr. Mann founded and served as the president of Universal Pacific Communications, a privately-owned telecommunications company. Under his leadership, Universal Pacific developed a fiber optic disaster recovery telecommunications network.

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

Item 11. Executive Compensation.

The following executives of the Company received compensation in the amounts set forth in the chart below for the fiscal years ended December 31, 2019, and 2018. No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)

Alan Collier, CEO, Interim	2019	$300,000	$15,000	$-	$-	$315,000
CFO, Secretary and Director	2018	$300,000	$-	$-	$-	$300,000

Michael Mann, V.P., Former	2019	$45,000	$-	$-	$-	$45,000
CEO	2018	$270,000	$-	$-	$-	$270,000

Outstanding Equity Awards at Fiscal Year-End Table

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Alan Collier, CEO, Interim	5,000	-	$54.00	4/17/2027
CFO, Secretary and Director	10,185	-	$21.60	8/29/2020

Michael Mann, V.P., Former CEO	10,185	-	$21.60	8/29/2020

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of April 15, 2020, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of April 15, 2020. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of April 15, 2020 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise specified, the address of each of the persons set forth below is care of the company at the address of: 6320 Canoga Avenue, 15th Floor Woodland Hills, CA 91367.

Name of Beneficial Owner	Amount of Beneficial Ownership (1)	Percent of Ownership (2)

Alan Collier	40,604	3.41%
Michael Mann	36,974	3.11%

All officers and directors as a group (2 persons)	77,578	6.52%

(1) This includes common shares controlled by Mr. Collier

(2) Based on shares of common stock outstanding as of December 31, 2019

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On March 31, 2014, the Company issued a promissory note to Michael Mann for a principal amount of $70,000. The Note carries an interest rate of 14% per annum and a maturity date of September 30, 2017 with interest due monthly. The note was fully paid as of December 31, 2019.

On October 29, 2014, the Company issued a promissory note to Michael Mann for a principal amount of $50,000. The Note carries an interest rate of 12% per annum and a maturity date of October 29, 2017 with interest due monthly. On September 29, 2019, the maturity date of the promissory note was extended to December 31, 2019. As of December 31, 2019, the Company has a remaining principal balance of $15,000.

On February 10, 2015, the Company issued a promissory note to Michael Mann for a principal amount of $50,000. The Note carries an interest rate of 12% per annum and a maturity date of June 4, 2015 with interest due monthly. On September 29, 2019, the maturity date of the promissory note was extended to December 31, 2019. As of December 31, 2019, the Company has a remaining principal balance of $50,000.

On December 21, 2017, the Company issued a promissory note to Michael Mann for a principal amount of $100,000. The Note carries an interest rate of 10% per annum and a maturity date of March 22, 2018 with interest due monthly. On September 29, 2019, the maturity date of the promissory note was extended to December 31, 2019. As of December 31, 2019, the Company has a remaining principal balance of $100,000.

The outstanding notes to Mr. Mann equal $165,000 at December 31, 2019. In the opinion of management, these notes were on terms no less favorable to the lenders than the Company might have obtained from an unaffiliated party.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended December 31, 2019 and 2018, we were billed approximately $87,315 and $80,790, respectively, for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2019 and 2018.

Tax Fees

For the Company’s fiscal years ended December 31, 2019 and 2018, we were billed approximately $9,900 and $12,865 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2019 and 2018.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of May, 2020.

ENDONOVO THERAPEUTICS, INC.

By:	/s/ Alan Collier
Alan Collier
Chief Executive Officer (Duly Authorized, Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan Collier	Chief Executive Officer, Interim Chief Financial Officer, Secretary and Director	May 1, 2020
Alan Collier	(Principal Executive, Financial and Accounting Officer)

