Form 10-Q
period 2020-03-31
ENDONOVO THERAPEUTICS, INC.
filed 2020-06-12
CIK 1528172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020.

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes [  ] No [X]

As of June [11] 2020, there were 10,503,151 shares of common stock, $0.0001 par value issued and outstanding.

ENDONOVO THERAPEUTICS, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

March 31, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash	$178	$18,893
Accounts receivable, net of allowance for doubtful accounts of $0	3,082	22,742
Prepaid expenses and other current assets	14,660	20,920
Total current assets	17,920	62,555

Property, Plant and Equipment, net	4,289	5,915
Patents, net	3,044,452	3,206,180
Total assets	$3,066,661	$3,274,650

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$576,739	$599,470
Accrued interest	1,486,480	1,317,376
Deferred compensation	2,637,660	2,431,373
Notes payable, net of discounts of $31,510 and $12,649 as of March 31, 2020 and December 31, 2019	6,023,369	6,697,146
Notes payable - related party	157,000	165,000
Derivative liability	3,172,265	10,599,690
Series C preferred stock liability, net of discounts $766 at December 31, 2019	-	1,813,415

Total current liabilities	14,053,513	23,623,470

Acquisition payable	155,000	155,000
Total liabilities	14,208,513	23,778,470
COMMITMENTS AND CONTINGENCIES, note 9

Shareholders’ deficit
Super AA super voting preferred stock, $0.001 par value; 1,000,000 authorized and 25,000 issued and outstanding at March 31, 2020 and December 31, 2019	25	25
Series B convertible preferred stock, $0.0001 par value; 50,000 shares authorized, 600 shares issued and outstanding at March 31, 2020 and December 31, 2019	1	1

Series C convertible preferred stock, $0.0001 par value; 8,000 shares authorized, 878 and 1,814 shares issued and outstanding at March 31, 2020 and December 31, 2019	-	-

Series D convertible preferred stock, $0,0001 par value; 20,000 shares authorized, 305 and 255 issued and outstanding at March 31, 2020 and December 31, 2019	-	-

Common stock, $0.0001 par value; 2,500,000,000 shares authorized; 7,213,661 and 1,189,204 shares issued and outstanding as of March 31, 2020 and December 31, 2019	721	118
Additional paid-in capital	37,455,339	32,432,392
Stock subscriptions	(1,570)	(1,570)
Accumulated deficit	(48,596,368)	(52,934,786)
Total shareholders’ deficit	(11,141,852)	(20,503,820)
Total liabilities and shareholders’ deficit	$3,066,661	$3,274,650

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019(*)

Revenue	$69,685	$44,952
Cost of revenue	6,260	7,711
Gross profit	63,425	37,241

Operating expenses	743,037	850,238
Loss from operations	(679,612)	(812,997)

Other income (expense)
Change in fair value of derivative liability	6,461,402	(8,542)
Gain (loss) on settlement of debt	(609,275)	38,891
Interest expense, net	(834,097)	(1,623,577)
Other income (expense)	5,018,030	(1,593,228)

Income (Loss) before income taxes	4,338,418	(2,406,225)

Provision for income taxes	-	-

Net Income (Loss)	$4,338,418	$(2,406,225)

Basic Income (Loss) per share	$1.47	$(4.99)
Diluted Income (Loss) per share	$(0.14)	$(4.99)
Weighted average common share outstanding:
Basic	2,952,171	481,827
Diluted	11,925,787	481,827

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

(*) The condensed consolidated financial statements have been retroactively restated to reflect the 1,000-for-1-reverse stock split that occurred in December 20, 2019.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months ended March 31,
	2020	2019(*)
Operating activities:
Net Income (Loss)	$4,338,418	$(2,406,225)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization expense	163,354	162,474
Fair value of equity issued for services	9,567	92,084
Loss (gain) on extinguishment of debt	609,275	(38,891)
Amortization of note discount and original issue discount	19,639	671,929
Amortization of discount on Series C Preferred stock liability	124	46,119
Non-cash interest expense	524,742	563,267
Non-cash value of stock, options and warrants issued for services and notes	-	5,279
Change in fair value of derivative liability	(6,461,402)	8,542
Changes in assets and liabilities:
Accounts receivable	19,660	(6,970)
Prepaid expenses and other current assets	6,260	-
Account payable	(22,731)	41,497
Accrued interest	289,592	302,112
Deferred compensation	206,287	30,550
Net cash used in operating activities	(297,215)	(528,233)

Investing activities:

Net cash provided by (used in) investing activities	-	-

Financing activities:
Proceeds from the issuance of notes payable	236,500	320,000
Repayments on related-parties short-term advances	(8,000)	-
Repayments of convertible debt in cash	-	(140,000)
Proceeds from issuance of common stock and units	-	27,559
Proceeds from issuance of preferred stock	50,000	-
Net cash provided by financing activities	278,500	207,559

Net decrease in cash	(18,715)	(320,674)
Cash, beginning of year	18,893	379,151
Cash, end of period	$178	$58,477

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$39,504
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activities:
Conversion of notes payable and accrued interest to common stock	$1,050,404	$919,618
Conversion of fixed rate notes to Preferred C Stock	$-	$64,000
Conversion of Preferred C Stock to common stock	$1,247,734	$-

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

(*) The condensed consolidated financial statements have been retroactively restated to reflect the 1,000-for-1-reverse stock split that occurred in December 20, 2019.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Deficit

(Unaudited)

For the three months ended March 31, 2019

	Series AA Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Subscription	Retained	Total Shareholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Earnings	Deficit

Balance December 31, 2018 (*)	25,000	$25	600	$1	431,063	$43	$24,229,945	$(1,570)	$(35,620,282)	$(11,391,838)
Common stock issued for cash (*)	-	-	-	-	2,000	-	27,559	-	-	27,559
Common stock issued for services (*)	-	-	-	-	4,132	-	92,084	-	-	92,084
Valuation of warrants issued with Preferred Stock C	-	-	-	-	-	-	11,512	-	-	11,512
Shares issued for conversion of notes payable and accrued interest (*)	-	-	-	-	78,044	8	2,002,174	-	-	2,002,182
Valuation of stock issued with notes (*)	-	-	-	-	1,091	-	26,545	-	-	26,545
Valuation of common stock issued for note extensions	-	-	-	-	443	-	8,333	-	-	8,333
Valuation of stock options issued for service	-	-	-	-	-	-	5,170	-	-	5,170
Net loss for the quarter ended March 31, 2019	-	-	-	-	-	-	-	-	(2,406,225)	(2,406,225)
Balance March 31, 2019 (*)	25,000	25	600	1	516,773	51	26,403,322,	(1,570)	(38,026,507)	(11,624,678)

(*) The condensed consolidated financial statements have been retroactively restated to reflect the 1,000-for-1-reverse stock split that occurred in December 20, 2019.

For three months ended March 31, 2020

	Series AA		Series B Convertible		Series D Convertible		Series C Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Subscription	Retained	Shareholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Earnings	Deficit

Balance December 31, 2019	25,000	$25	600	$1	255	$-	-	-	1,189,204	$118	$32,432,392	$(1,570)	$(52,934,786)	$(20,503,820)

Reclassification Preferred Series C	-	-	-	-	-	-	1,814	-	-	-	2,418,269	-	-	2,418,269

Shares issued for Preferred Series D	-	-	-	-	50	-	-	-	-	-	50,000	-	-	50,000
Shares issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	4,388,291	439	2,545,275	-	-	2,545,714
Shares issued for conversion of Preferred Series C to common share	-	-	-	-	-	-	(936)	-	1,636,166	164	(164)	-	-	-
Valuation of stock options issued for services	-	-	-	-	-	-	-	-	-	-	9,567	-	-	9,567
Net loss for the quarter ended March 31, 2020	-	-	-	-	-	-	-	-	-	-		-	4,338,418	4,338,418
Balance March 31, 2020	25,000	25	600	1	305	-	878	-	7,213,661	721	37,455,339	(1,570)	(48,596,368)	(11,141,852)

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

The Company develops, manufactures and distributes evolutionary medical devices focused on the rapid healing of wounds and reduction of pain, edema and inflammation and in the human body. The Company’s non-invasive bioelectric medical devices are designed to target inflammation, cardiovascular diseases, chronic kidney disease, and central nervous system disorders (“CNS” disorders).

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated financial statements as of March 31, 2020 and 2019 are unaudited; however, in the opinion of management such interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in the Company’s most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on May 4, 2020. The results of operations for the period presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

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

As of March 31, 2020, the Company had cash of less than $1,000 and a working capital deficiency of $14.0 million. During the three months ended March 31, 2020, the Company used approximately $0.3 million of cash in its operation. The Company has incurred recurring losses resulting in an accumulated deficit of $ 48.6 million as of March 31, 2020. These conditions raise substantial doubt as to its ability to continue as going concern within one year from issuance date of these financial statements.

During the three months ended March 31, 2020, the Company has raised approximately $286,500 in debt and equity financing. The Company is raising additional capital through debt and equity securities to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern.

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

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, potentially leading to an economic downturn. It is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or ability to raise funds.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Reverse Split

In October 2019, the Company’s Board of Directors and stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to effect a 1,000-for-1 reverse split of the Company’s common stock, which was effected on December 20, 2019. The par value of the common stock was not adjusted as a result of the reverse stock split. Accordingly, all common stock, stock options, warrants and related per share amounts as of and for the quarter ended March 31, 2019 have been retroactively adjusted to give effect to the reverse split.

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

Earnings (Loss) Per Share

The Company utilizes Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, “Earnings per Share.” Basic earnings (loss) per share is computed based on the earnings (loss) attributable to common shareholders divided by the weighted average number of shares outstanding for the period excluding any dilutive effects of options, warrants, unvested share awards and convertible securities. Diluted earnings (loss) per common share is calculated similar to basic earnings (loss) per share except that the denominator is increased to include additional common share equivalents available upon exercise of stock option, warrants, common shares issuable under convertible debt and restricted stock using the treasury stock method. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method, excluding any common share equivalents if their effect would be anti-dilutive. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. The components of basic and diluted earnings per share for the three months ended March 31, 2020 and 2019 were as follows:

	Three months ended March 31,
	2020	2019
Numerator:
Net income attributable to common shareholders	$4,338,418	$(2,406,225)

Effect of dilutive securities
Convertible notes	(6,035,559)	-
Net loss for diluted earnings per share	(1,697,141)	-
Denominator:
Weighted-average number of common shares outstanding during the period	2,952,171	481,827
Dilutive effect of convertible notes payable	8,973,616	-
Common stock and common stock equivalents used for diluted earnings per share	11,925,787	481,827

Accounts Receivable

The Company uses the specific identification method for recording the provision for doubtful accounts, which was $0 at March 31, 2020 and December 31, 2019. Accounts receivable are written off when all collection attempts have failed.

Research and Development

Costs relating to the development of new products are expensed as research and development as incurred in accordance with FASB Accounting Standards Codification (“ASC”) 730-10, Research and Development. Research and development costs amounted to $1,003 and $63,301 for the three months ended March 31, 2020 and 2019, respectively, and are included in operating expenses in the condensed consolidated statements of operations.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in “Leases (Topic 840)” and generally requires all leases to be recognized in the condensed consolidated balance sheet. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach. The Company has adopted ASU 2016-02 on January 1, 2019. The adoption of ASU 2016-02 did not have a significant impact on the Company’s condensed consolidated results of operations, financial position and cash flows.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. Effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this Update. Any entity is permitted to early adopt any removed or modified disclosures upon issuance of this Update and delay adoption of the additional disclosures until their effective date. The Company adopted ASU 2018-13 as of January 1, 2020, and ASU 2018-13 has not had a material impact on the condensed consolidated financial position or results of operations and liquidity.

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

Sources of Revenue

We have identified the following revenues by revenue source:

1.	Medical care providers

As of March 31, 2020, and 2019 the sources of revenue were as follows:

	Three Months Ended
	March 31,
	2020	2019

Direct sales- Medical care providers, gross	$69,685	$44,952
Total sources of revenue	$69,685	$44,952

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

Note 3 – Property, Plant and Equipment

The following is a summary of equipment, at cost, less accumulated depreciation at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019

Autos	$64,458	$64,458
Medical equipment	13,969	13,969
Other equipment	11,367	11,367
	89,794	89,794
Less accumulated depreciation	85,505	83,879
	$4,289	$5,915

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Depreciation expense for the three months ended March 31, 2020 and 2019 was $1,626 and $747, respectively.

Note 4 – Patents

In December 2017, we acquired from Rio Grande Neurosciences, Inc. (RGN) a patent portfolio for $4,500,000. The earliest patents expire in 2024. The following is a summary of patents less accumulated amortization at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019

Patents	$4,500,000	$4,500,000

Less accumulated amortization	1,455,548	1,293,820

	$3,044,452	$3,206,180

Amortization expense associated with patents was $161,728 for the three months ended March 31, 2020 and 2019. The estimated future amortization expense related to patents as of March 31, 2020 is as follows:

Twelve Months Ending March 31,	Amount

2021	$646,910
2022	646,910
2023	646,910
2024	646,910
2025	456,812

Total	$3,044,452

Note 5 - Notes Payable

Notes Payable

During the three months ended March 31, 2020, the Company issued four fixed rate promissory notes totaling $275,000 for funding of $236,500 with original terms of six to twelve months and interest rates of 8%. If the notes are not paid at maturity, two of the four notes will bear a 22% default interest rate and the other two will bear a 24% default interest rate. As of March 31, 2020, all of the new notes remain outstanding and are not in default

During the three months ended March 31, 2020, the Company converted two previous fixed rate notes into variable rate notes in an accumulated amount of $558,250 as a result of the notes not being paid at maturity and, therefore, triggering a conditional conversion option for the noteholder. The conversion rate is 70% and 75% of the Company’s common stock based on the terms included in the variable rate notes.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The gross amount of all convertible notes with variable conversion rates outstanding at March 31, 2020 is $4,718,976 of which $2,333,576 is past maturity.

Notes payable to a related party in the aggregate amount of $157,000 were outstanding at March 31, 2020. The notes bear interest at 12% per annum. During the three months ended March 31, 2020, the Company paid $8,000 principal to this related party.

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

As of March 31, 2020, fixed rate notes payable outstanding totaled $1,335,903, of which $724,903 is past maturity.

	March 31, 2020	December 31, 2019

Notes payable at beginning of period	$6,874,795	$8,158,198
Notes payable issued	236,500	2,101,000
Loan fees added to note payable	38,500	91,250
Settlements on note payable	-	-
Repayments of notes payable in cash	(8,000)	(235,000)
Less amounts converted to redeemable notes	-	(67,500)
Less amounts converted to stock	(929,916)	(3,173,153)
Notes payable at end of period	6,211,879	6,874,795
Less debt discount	(31,510)	(12,649)
	$6,180,369	$6,862,146

Notes payable issued to related parties	$157,000	$165,000
Notes payable issued to non-related party	$6,023,369	$6,697,146

The maturity dates on the notes-payable are as follows:

	Notes to
12 months ending,	Related parties		Non-related parties	Total

Past due	$		$5,443,879	$5,443,879
March 31, 2021		-	611,000	611,000
	$		$6,054,879	$6,054,879

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Note 6 - Shareholders’ Deficit

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock which have been designated as follows:

	Number of Shares	Number of Shares Outstanding	Par	Liquidation
	Authorized	at March 31, 2020	Value	Value
Series AA	1,000,000	25,000	$0.0010	$-
Preferred Series B	50,000	600	$0.0001	$100
Preferred Series C	8,000	878	$0.0001	$1,000
Preferred Series D	20,000	305	$0.0001	$1,000
Undesignated	3,922,000	-	-	-

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

Each holder of outstanding shares of Series AA Super Voting Preferred Stock shall be entitled to one hundred thousand (100,000) votes for each share of Series AA Super Voting Preferred Stock held on the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company. The Series AA Super Voting Preferred Stockholders will receive no dividends nor any value on liquidation. As of March 31, 2020, there were 25,000 shares of Series AA Preferred stock outstanding.

Series B Convertible Preferred Stock

On February 7, 2017, the Company filed a certificate of designation for 50,000 shares of Series B Convertible Preferred Stock designated as Series B (“Series B”) which are authorized and convertible, at the option of the holder, commencing six months from the date of issuance into common shares and warrants. For each share of Series B, the holder, on conversion, shall receive the stated value divided by 75% of the market price on the date of purchase of Series B and a three-year warrant exercisable into up to a like amount of common shares with an exercise price of 150% of the market price as defined in the Certificate of Designation. Dividends shall be paid only if dividends on the Company’s issued and outstanding Common Stock are paid and the amount paid to the Series B holder will be as though the conversion shares had been issued. The Series B holders have no voting rights. Upon liquidation, the holder of Series B, shall be entitled to receive an amount equal to the stated value, $100 per share, plus any accrued and unpaid dividends thereon before any distribution is made to Series C Secured Redeemable Preferred Stock or common stockholders. As of March 31, 2020, 600 shares of Series B are outstanding.

Series C Convertible Redeemable Preferred Stock

On December 22, 2017, the Company filed a certificate of designation for 8,000 shares of Series C Secured Redeemable Preferred Stock (“Series C”). Each share of the C Preferred is entitled to receive a $20.00 quarterly dividend commencing March 31, 2018 and each quarter thereafter and is to be redeemed for the stated value, $1,000 per share, plus accrued dividends in cash (i) at the Company’s option, commencing one year from issuance and (ii) mandatorily as of December 31, 2019. Management determined that the Series C should be classified as liability per the guidance in ASC 480 Distinguishing Liabilities from Equity as of December 31, 2019. On January 29, 2020, the Company filed the amended and restated certificate of designation fort its Series C Secured Redeemable Preferred Stock. The amendment changed the rights of the Series C by (a) removing the requirement to redeem the Series C, (b) removing the obligation to pay dividends on the Series C, (c) Allowing the holders of shares of Series C to convert the stated value of their shares into common stock of the Company at 75% of the last closing price of such common stock.. The C Preferred does not have any rights to vote with the common stock.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Upon liquidation, the holder of Series C, shall be entitled to receive an amount equal to the stated value, $1,000 per share, plus any accrued and unpaid dividends thereon before any distribution is made to common stockholders but after distributions are made to holders of Series B.

Management reviewed the guidance in ASC 470-60 Troubled Debt Restructurings and ASC 470-50 Debt Modifications and Extinguishments and concluded that the changes to the terms of the Series C qualified for debt extinguishment and recorded a loss on debt extinguishment totaling approximately $604,000.

Management determined the fair value of the new instrument based on the guidance in ASC 820 Fair Value Measurement. Management concluded that the preferred stock should not be classified as a liability per the guidance in ASC 480 Distinguishing Liabilities from Equity even though the conversion would require the issuance of variable number of shares since such obligation is not unconditional. Management classified the Series C in permanent equity as of March 31, 2020.

During the three months ended March 31, 2020, the Company converted 936 shares of Series C into 1,636,166 shares of common stock. As of March 31, 2020, 878 shares of Series C are outstanding.

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

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

During the three months ended March 31, 2020, the Company issued 4,388,291 shares of common stock for the conversion of notes and accrued interest in the amount of $2,545,714.

During the three months ended March 31, 2020, the Company issued 1,636,166 shares of common stock with a value of approximately $1,247,800, related to the conversion of Series C.

The Variable Debentures issued by the Company each have a provision requiring the Company to reserve a variable amount of shares of common stock for when the holder of the Variable Debenture converts.

Stock Options

The balance of all stock options outstanding as of March 31, 2020 is as follows:

		Weighted Average	Weighted Average Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Options	Per Share	Term (years)	Value
Outstanding at January 1, 2020	99,833	$27.81	2.02	-
Granted	-	$-	-	-
Cancelled	-	$-	-	-
Exercised	-	$-	-	-
Outstanding at March 31, 2020	99,833	$27.81	1.77	$-

Exercisable at March 31, 2020	96,532	$28.36	1.71	$-

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Warrants

A summary of the status of the warrants granted under these agreements at March 31, 2020, and changes during the three months then ended is presented below:

	Outstanding Warrants		Weighted Average
		Weighted Average	Remaining Contractual
	Shares	Exercise Price Per Share	Term (years)
Outstanding at January 1, 2020	73,486	$306.28	1.37
Granted	-	$-	-
Cancelled	(271)	$44.35	-
Exercised	-	$-
Outstanding at March 31, 2020	73,215	$307.25	1.13

Exercisable at March 31, 2020	73,215	$307.25	1.13

The Company measures the fair value of stock options and warrants issued using the Black Scholes option pricing model using the following assumptions:

Three months ended March 31,
	2020	2019

Expected term	-	2 years
Exercise price	-	$19.50-$27.90
Expected volatility	-	231%-242%
Expected dividends	-	None
Risk-free interest rate	-	2.45% to 2.60%
Forfeitures	-	None

Note 7 – Related Party Transactions

One former executive of the Company has entered into note payable agreements with the Company. The balance of notes payable from the related party at March 31, 2020 is $157,000. The notes bear interest at 12% per annum and initially matured on June 30, 2019. On September 29, 2019, the Company extended the maturity on all outstanding notes to December 31, 2019. During the three months ended March 31, 2020, the Company paid $8,000 principal to this related party.

As of March 31, 2020, and December 31, 2019, the balance of executives’ deferred compensation is $995,139 and $914,853, respectively, of which, $632,257 is related to deferred compensation owed to a former executive of the Company.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Note 8 – Fair Value Measurements

The Company has issued Variable Debentures which contained variable conversion rates based on unknown future prices of the Company’s common stock. This results in a conversion feature. The Company measures the conversion feature using the Black Scholes option pricing model using the following assumptions:

Three months ended March 31,
	2020	2019

Expected term	1 month	1 month - 1 year
Exercise price	$0.09-$0.76	$10.70-$12.90
Expected volatility	157%-249%	134%-147%
Expected dividends	None	None
Risk-free interest rate	0.13% to 1.54%	2.40% to 2.87%
Forfeitures	None	None

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

The following table presents changes in the liabilities with significant unobservable inputs (level 3) for the three months ended March 31, 2020:

Derivative
Liability
Balance December 31, 2019	$10,599,690

Issuance of convertible debt	524,742
Settlements by debt settlement	(1,490,765)
Change in estimated fair value	(6,461,402)

Balance March 31, 2020	$3,172,265

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

The following table presents balances in the liabilities with significant unobservable inputs (Level 3) at March 31, 2020:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

As of March 31, 2020
Derivative liability	$-	$-	$3,172,265	$3,172,265
Total	$-	$-	$3,172,265	$3,172,265

Note 9 – Commitments and Contingencies

Legal Matters

The Company may become involved in various legal proceedings in the normal course of business.

Note 10 – Concentrations

Sales

During the three months ended March 31, 2020, we had two significant customers which accounted for 28% and 9% of sales.

Supplier

We also have a single source for our bioelectric medical devices, which account for 100% of our sales. The interruption of products provided by this supplier would adversely affect our business and financial condition unless an alternative source of products could be found.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Accounts Receivable

At March 31, 2020, we had one customer which accounted for 100% of our account receivable balances.

Note 11 – Subsequent Events

Subsequent to March 31, 2020, an aggregate of 1,854,635 shares of restricted common stock were issued on the conversion of $123,150 of principal and $27,413 of accrued interest pursuant to Variable Notes.

Subsequent to March 31, 2020, the Company issued 969,766 shares of common stock and 56,094 shares of restricted common stock pursuant to the conversion of 104 Series C at $,1000 stated value.

Subsequent to March 31, 2020, an aggregate of 409,000 shares of restricted common stock were issued pursuant to a Securities Purchase Agreement as a result of the issuance of a debenture

Subsequent to March 31, 2020, an aggregate of 385,963 shares of restricted common stock were issued pursuant to a Equity Line Purchase Agreement.

Subsequent to March 31, 2020, the Company entered into a Note Modification and Forbearance Agreement with lenders holding approximately $4,500,00 of Convertible Debt.

Subsequent to March 31, 2020, the Company entered into an Equity Line Purchase Agreement that requires the Company to apply at least 50% of the proceeds of puts to the payment of certain variable rate convertible notes.

Subsequent to March 31, 2020, the Company issued one fixed rate debenture for an aggregate amount of $525,000, with maturity of 1 year and carrying coupon of 10% or 24% upon event of default. This debenture is convertible into shares of common stock at the option of the holder upon an event of default.

As a result of these issuances, the total number of common shares outstanding is 10,503,151, Preferred B shares outstanding is 600, Preferred C shares outstanding is 720 and Preferred D shares outstanding is 305.

On May 17, 2020, the Company received a letter (the “Letter”) from an attorney representing Auctus Fund, LLC (“Auctus”), a lender to the Company, which claimed that a convertible promissory note in the original principal amount of $275,250 (the “Note”) was “in default”. The Letter, among other things, threatened litigation against the Company and its officers for damages and liquidated damages. To the Company’s knowledge no action has been initiated in any court with respect to the Note. In the event Auctus were to commence litigation, the Company would defend the same vigorously and believes it has both valid defenses to any claims by and substantial counter-claims against Auctus.

In order to encourage the holders of its Series C Preferred Stock to affect conversions into common stock, the Company has issued a “bonus” of 20% of the shares issued upon conversion to converting shareholders. Management views these shares as newly issued and not issued upon conversion of the Series C Preferred Stock. Accordingly, such shares are subject to a standard legend regarding lack of registration under the Securities Act of 1933, as amended.

On June 11, 2020, the Company granted options for the purchase of an aggregate of 74,668,000 shares at $0.1401, the then price of the Company’s common stock on the OTCQB, to 13 consultants to the Company. The options are of three year’s duration, are not immediately exercisable and prohibit any exercise which would cause the holder to become a more than 4.99% holder of the Company’s common stock. The Company is obligated to file a registration statement with respect to the shares issuable upon exercise of the options.

On June 8, 2020, the Company entered into a twelve-month consulting agreement for corporate awareness services providing for the payment cash fees of $5,000 per month and the issuance of 25,000 shares of common stock per month. 25,000 shares have been issued.

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

The Company develops, manufactures and distributes evolutionary medical devices focused on the rapid healing of wounds and reduction of pain, edema and inflammation and in the human body. The Company’s non-invasive bioelectric medical devices are designed to target inflammation, cardiovascular diseases, chronic kidney disease, and central nervous system disorders (“CNS” disorders).

The Company’s non-invasive Electroceutical™ therapeutic device, SofPulse®, using pulsed short-wave radiofrequency at 27.12 MHz has been FDA-Cleared and CE Marked for the palliative treatment of soft tissue injuries and post-operative pain and edema, and has CMS National Coverage for the treatment of chronic wounds. The Company’s current portfolio of pre-clinical stage Electroceuticals™ therapeutic devices address chronic kidney disease, liver disease non-alcoholic steatohepatitis (NASH), cardiovascular and peripheral artery disease (PAD), and ischemic stroke

Endonovo’s core mission is to transform the field of medicine by developing safe, wearable, non-invasive bioelectric medical devices that deliver the Company’s Electroceutical® Therapy. Endonovo’s bioelectric Electroceutical® devices harnesses bioelectricity to restore key electrochemical processes that initiate anti-inflammatory processes and growth factors in the body necessary for healing to rapidly occur.

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

Going Concern

Our independent registered auditors included an explanatory paragraph in their opinion on our consolidated financial statements as of and for the fiscal year ended December 31, 2019 that states that our ongoing losses and lack of resources causes doubt about our ability to continue as a going concern.

The World Health Organization declared the Coronavirus outbreak a pandemic on March 11, 2020 and in the United States various emergency actions have been taken on the National, State and Local levels. The effects of this pandemic on the Company’s business are uncertain.

Critical Accounting Policies

A summary of our significant accounting policies is included in Note 1 of the “Notes to the Consolidated Financial Statements,” contained in our Form 10-K for the year ended December 31, 2019. Management believes that the consistent application of these policies enables us to provide users of the financial statements with useful and reliable information about our operating results and financial condition. The summary condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require us to make estimates and assumptions. We did not experience any significant changes during the three months ended March 31, 2020 in any of our Critical Accounting Policies from those contained in our Form 10-K for the year ended December 31, 2019.

New Accounting Pronouncements

See Note 1 of Notes to Condensed Consolidated Financial Statements for further discussion of new accounting standards that have been adopted or are being evaluated for future adoption.

Results of Operations

Three Months ended March 31, 2020 and 2019

	Three Months Ended March 31,		Favorable
	2020	2019	(Unfavorable)%

Revenue	$69,685	$44,952	$24,733	55.0%
Cost of revenue	6,260	7,711	1,451	18.8%
Gross profit	63,425	37,241	26,184	70.3%

Operating expenses	743,037	850,238	107,201	-12.6%

Loss from operations	(679,612)	(812,997)	133,385	16.4%

Other income (expense)	5,018,030	(1,593,228)	6,611,258	415.0%

Net loss	$4,338,418	$(2,406,225)	$6,744,643	280.3%

Revenue

Revenue of the Company’s SofPulse® product during the three months ended March 31, 2020 was $69,685, an increase of $24,733, or 55%, compared to $44,952 for the three months ended March 31, 2019.

Revenues for our SofPulse® product is typically recognized at the time the product is shipped, at which time the title passes to the customer, and there are no further performance obligations.

We anticipate that revenue will continue to increase in future periods as the roll out of the SofPulse® product continues.

Cost of Revenue

Cost of revenue during the three months ended March 31, 2020 was $6,260, a decrease of $1,451 or 18.8% compared to $7,711 for the three months ended March 31, 2019. Cost of revenue is recognized on those sales recorded as gross for which we are the principal in the transaction as opposed to net sales which reflect no cost of revenue.

It is anticipated that cost of revenue will increase in future quarters as the roll out of the SofPulse® product continues.

Operating Expenses

Operating expenses decreased by $107,201 or 12.6%, to $743,037 for the three months ended March 31, 2020 compared to $850,238 for the three months ended March 31, 2019. There was a decrease in research and development and professional expenses of approximately $62,000 and $59,000.

Other Income (Expense)

Other income (expense) for the quarter ended March 31, 2020 was an income of $5,018,030 compared to expense of $1,593,228 for the quarter ended March 31, 2019. This change was due primarily to a change in valuation of our derivative liabilities of approximately $6.5 million coupled with a decrease in interest expense and the amortization of debt issuance costs and amortizations of approximately $800,000. We anticipate continued large fluctuations in other income (expense) as a result of quarterly re-evaluation of derivative liabilities.

Liquidity and Capital Resources

	As of		Favorable
	March 31, 2020	December 31, 2019	(Unfavorable)
Working Capital

Current assets	$17,920	$62,555	$(44,635)
Current liabilities	14,053,513	23,623,470	9,569,957
Working capital deficit	$(14,035,593)	$(23,560,915)	$9,525,322

Long-term debt	$155,000	$155,000	$-

Stockholders’ deficit	$(11,141,852)	$(20,503,820)	$9,361,968

	Three Months Ended March 31,		Favorable
	2020	2019	(Unfavorable)
Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(297,215)	$(528,233)	$231,018
Investing activities	$-	$-	$-
Financing activities	$278,500	$207,559	$70,941

	As of		Favorable
	March 31, 2020	December 31, 2019	(Unfavorable)
Balance Sheet Select Information

Cash	$178	$18,893	$(18,715)

Accounts payable and accrued expenses	$4,700,879	$4,348,219	$(352,660)

Since inception and through March 31, 2020, the Company has raised approximately $16.4 million in equity and debt transactions. These funds have been used to commence the operations of the Company to acquire and begin the development of its intellectual property portfolio. These activities include attending trade shows and corporate development. Our accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these condensed consolidated financial statements. The Company has incurred substantial losses since inception. Its current liabilities exceed its current assets and available cash is not sufficient to fund expected future operations. The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern. To reduce the risk of not being able to continue as a going concern, management is commercializing its FDA cleared and CE marked products and has commenced its business plan to materialize revenues from potential, future, license agreements, has raised capital through the sale of its common stock and is seeking out profitable companies. This will be insufficient to fund operations if additional capital is not raised. The Company raised an aggregate of $ 286,500 through the sale of equity and debt securities during the three months ended March 31, 2020.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that as of March 31, 2020 our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended March 31, 2020. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Item 1A. Risk Factors.

We are a Smaller Reporting Company (as defined in Rule 12b-2 of the Exchange Act) and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Number of
Common Shares	Source of
Issued	Payment	Amount
1,636,166	Conversion Series C Preferred	$1,247,734
4,388,291	Conversion of notes	$2,545,714

The above issuances of securities during the three months ended March 31, 2020 were exempt from registration pursuant to Section 4(2), and/or Regulation D promulgated under the Securities Act. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

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

Dated: June [11], 2020	Endonovo Therapeutics, Inc.

By:	/s/ Alan Collier
Alan Collier
Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

