Form 10-Q
period 2020-06-30
ENDONOVO THERAPEUTICS, INC.
filed 2020-08-19
CIK 1528172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020.

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

Yes [  ] No [X]

As of August 18, 2020, there were 16,276,076 shares of common stock, $0.0001 par value issued and outstanding.

ENDONOVO THERAPEUTICS, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

June 30, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash	$5,256	$18,893
Accounts receivable, net of allowance for doubtful accounts of $0	941	22,742
Prepaid expenses and other current assets	3,360	20,920
Total current assets	9,557	62,555

Property, Plant and Equipment, net	3,386	5,915
Patents, net	2,882,724	3,206,180
Total assets	$2,895,667	$3,274,650

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$609,406	$599,470
Accrued interest	1,623,893	1,317,376
Deferred compensation	2,816,859	2,431,373
Notes payable, net of discounts of $31,638 and $12,649 as of June 30, 2020 and December 31, 2019	6,054,091	6,697,146
Notes payable - related party	152,000	165,000
Derivative liability	3,666,938	10,599,690
Series C preferred stock liability, net of discounts $766 at December 31, 2019	-	1,813,415

Total current liabilities	14,923,187	23,623,470

Acquisition payable	155,000	155,000
Total liabilities	15,078,187	23,778,470
COMMITMENTS AND CONTINGENCIES, note 10

Shareholders’ deficit
Super AA super voting preferred stock, $0.001 par value; 1,000,000 authorized and 25,000 issued and outstanding at June 30, 2020 and December 31, 2019	25	25
Series B convertible preferred stock, $0.0001 par value; 50,000 shares authorized, 600 shares issued and outstanding at June 30, 2020 and December 31, 2019	1	1

Series C convertible preferred stock, $0.0001 par value; 8,000 shares authorized, 719 and 1,814 shares issued and outstanding at June 30, 2020 and December 31, 2019	-	-

Series D convertible preferred stock, $0,0001 par value; 20,000 shares authorized, 305 and 255 issued and outstanding at June 30, 2020 and December 31, 2019	-	-

Common stock, $0.0001 par value; 2,500,000,000 shares authorized; 7,213,661 and 1,189,204 shares issued and outstanding as of June 30, 2020 and December 31, 2019	1,244	118
Additional paid-in capital	38,056,951	32,432,392
Stock subscriptions	(1,570)	(1,570)
Accumulated deficit	(50,239,171)	(52,934,786)
Total shareholders’ deficit	(12,182,520)	(20,503,820)
Total liabilities and shareholders’ deficit	$2,895,667	$3,274,650

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019(*)	2020	2019(*)

Revenue	$44,631	$62,729	$114,316	$107,681
Cost of revenue	11,300	29,573	17,560	37,284
Gross profit	33,331	33,156	96,756	70,397

Operating expenses	635,157	1,007,971	1,378,194	1,858,209
Loss from operations	(601,826)	(974,815)	(1,281,438)	(1,787,812)

Other income (expense)
Change in fair value of derivative liability	(861,147)	(5,470,621)	5,600,255	(5,479,163)
Gain (loss) on settlement of debt	92,492	13,399	(516,783)	52,290
Interest expense, net	(264,170)	(1,405,509)	(1,098,267)	(3,029,086)
Other income (expense)	(1,032,825)	(6,862,731)	3,985,205	(8,455,959)

Income (Loss) before income taxes	(1,634,651)	(7,837,546)	2,703,767	(10,243,771)

Provision for income taxes	-	-	-	-

Net Income (loss) income	$(1,634,651)	$(7,837,546)	$2,703,767	$(10,243,771)

Basic Income (Loss) per share	$(0.17)	$(13.57)	$0.42	$(19.33)
Diluted Income (Loss) per share	$(0.17)	$(13.57)	$(0.15)	$(19.33)
Weighted average common share outstanding:
Basic	9,833,073	577,492	6,368,543	529,924
Diluted	9,833,073	577,492	15,065,162	529,924

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

(*) The condensed consolidated financial statements have been retroactively restated to reflect the 1,000-for-1-reverse stock split that occurred on December 20, 2019.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months ended June 30,
	2020	2019
Operating activities:
Net Income (Loss)	$2,703,767	$(10,243,771)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization expense	325,985	325,053
Stock compensation expense	55,540	-
Fair value of equity issued for services	13,067	92,396
Loss (gain) on extinguishment of debt	516,783	(52,290)
Amortization of note discount and original issue discount	36,843	1,261,139
Amortization of discount on Series C Preferred stock liability	248	95,429
Non-cash interest expense	550,994	1,077,619
Non-cash value of stock, options and warrants issued for services and notes	-	47,949
Change in fair value of derivative liability	(5,600,255)	5,479,163
Changes in assets and liabilities:
Accounts receivable	21,801	(5,081)
Prepaid expenses and other current assets	17,560	(29,944)
Account payable	9,936	123,606
Accrued interest	510,184	513,664
Deferred compensation	385,486	99,212
Net cash used in operating activities	(452,061)	(1,215,856)

Investing activities:
Acquisition of property and equipment	-	(1,871)

Net cash used in investing activities	-	(1,871)

Financing activities:
Proceeds from the issuance of notes payable	401,424	1,495,000
Repayments on related-parties short-term advances	(13,000)	(40,000)
Repayments of convertible debt in cash	-	(130,000)
Proceeds from issuance of common stock and units	-	61,106
Proceeds from issuance of preferred stock	50,000	-
Net cash provided by financing activities	438,424	1,386,106

Net (decrease) increase in cash	(13,637)	168,379
Cash, beginning of year	18,893	379,151
Cash, end of period	$5,256	$547,530

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$81,127
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activities:
Conversion of notes payable and accrued interest to common stock	$1,311,240	$2,387,841
Conversion of fixed rate notes to Preferred C Stock	$-	$86,600
Conversion of Preferred C Stock to common stock	$1,387,601	$-
Issuance of common stock to Preferred C Stock inducement	$8,152	$-
Exchange note and accrued interest to new convertible note	$316,494	$-

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Deficit

(Unaudited)

For the six months ended June 30, 2019

	Series AA Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Subscription	Retained	Total Shareholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Earnings	Deficit

Balance December 31, 2018 (*)	25,000	$25	600	$1	431,063	$43	$24,229,945	$(1,570)	$(35,620,282)	$(11,391,838)
Common stock issued for cash (*)	-	-	-	-	2,000	-	27,559	-	-	27,559
Common stock issued for services (*)	-	-	-	-	4,132	-	92,084	-	-	92,084
Valuation of warrants issued with Preferred Stock C	-	-	-	-	-	-	11,512	-	-	11,512
Shares issued for conversion of notes payable and accrued interest (*)	-	-	-	-	78,044	8	2,002,174	-	-	2,002,182
Valuation of stock issued with notes (*)	-	-	-	-	1,091	-	26,545	-	-	26,545
Valuation of common stock issued for note extension	-	-	-	-	443	-	8,333	-	-	8,333
Valuation of stock options issued for service	-	-	-	-	-	-	5,170	-	-	5,170
Net loss for the quarter ended March 31, 2019	-	-	-	-	-	-	-	-	(2,406,225)	(2,406,225)
Balance March 31, 2019 (*)	25,000	25	600	1	516,773	51	26,403,322	(1,570)	(38,026,507)	(11,624,678)

Common stock issue for cash (*)	-	-	-	-	2,400	-	33,547	-	-	33,547
Common stock issued for services (*)	-	-	-	-	3,025	-	37,813	-	-	37,813
Valuation of warrants issued with Preferred Stock C	-	-	-	-	-	-	3,818	-	-	3,818
Shares issued for conversion of notes payable and accrued interest (*)	-	-	-	-	208,360	21	3,134,960	-	-	3,134,981
Valuation of stock options issued for services	-	-	-	-	-	-	5,170	-	-	5,170
Net loss for the quarter ended June 30, 2019	-	-	-	-	-	-	-	-	(7,837,546)	(7,837,546)
Balance June 30, 2019 (*)	25,000	25	600	1	730,558	72	29,618,630	(1,570)	(45,864,053)	(16,246,895)

(*) The condensed consolidated financial statements have been retroactively restated to reflect the 1,000-for-1-reverse stock split that occurred on December 20, 2019.

For six months ended June 30, 2020

	Series AA		Series B Convertible		Series D Convertible		Series C Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Subscription	Retained	Shareholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Earnings	Deficit

Balance December 31, 2019	25,000	$25	600	$1	255	$-	-	-	1,189,204	$118	$32,432,392	$(1,570)	$(52,934,786)	$(20,503,820)

Reclassification Preferred Series C	-	-	-	-	-	-	1,814	-	-	-	2,418,269	-	-	2,418,269
Shares issued for Preferred Series D	-	-	-	-	50	-	-	-	-	-	50,000	-	-	50,000
Shares issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	4,388,291	439	2,545,275	-	-	2,545,714
Shares issued for conversion of Preferred Series C to common share	-	-	-	-	-	-	(990)	-	1,636,166	164	(164)	-	-	-
Valuation of stock options issued for services	-	-	-	-	-	-	-	-	-	-	9,567	-	-	9,567
Net loss for the quarter ended March 31, 2020	-	-	-	-	-	-	-	-	-	-		-	4,338,418	4,338,418
Balance March 31, 2020	25,000	25	600	1	305	-	824	-	7,213,661	721	37,455,339	(1,570)	(48,596,368)	(11,141,852)

Shares issued for conversion of Preferred Series C to Common share	-	-	-	-	-	-	(105)	-	985,322	99	27	-	-	126
Shares issued for conversion of notes payable and accrued interest	-	-	-	-	-	-			3,353,044	335	475,627	-	-	475,962
Restricted shares issued as inducement to Series C	-	-	-	-	-	-	-	-	58,428	6	8,146	-	(8,152)	-
Common stock issued for services	-	-	-	-	-	-			25,000	3	3,497	-	-	3,500
Commitment shares	-	-	-	-	-	-			385,963	39	55,501	-	-	55,540
Common stock issued with exchange of convertible notes	-	-	-	-	-	-			409,000	41	58,814	-	-	58,855
Net loss for the quarter ended June 30, 2020	-	-	-	-	-	-			-	-	-	-	(1,634,651)	(1,634,651)
Balance June 30, 2020	25,000	25	600	1	305	-	719	-	12,430,418	1,244	38,056,951	(1,570)	50,239,171)	(12,182,520)

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

The Company develops, manufactures and distributes evolutionary medical devices focused on the rapid healing of wounds and reduction of pain, edema and inflammation in the human body. The Company’s non-invasive bioelectric medical devices are designed to target inflammation, cardiovascular diseases, chronic kidney disease, and central nervous system disorders (“CNS” disorders).

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

Note 2 – Summary of significant accounting policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated financial statements as of June 30, 2020 and 2019 are unaudited; however, in the opinion of management such interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in the Company’s most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on May 4, 2020. The results of operations for the period presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

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

As of June 30, 2020, the Company had cash of approximately $5,300 and a working capital deficiency of $14.9 million. During the six months ended June 30, 2020, the Company used approximately $0.5 million of cash in its operation. The Company has incurred recurring losses resulting in an accumulated deficit of approximately $50.2 million as of June 30, 2020. These conditions raise substantial doubt as to its ability to continue as going concern within one year from issuance date of these financial statements.

During the six months ended June 30, 2020, the Company has raised approximately $0.5 million in debt and equity financing. The Company is raising additional capital through debt and equity securities to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern.

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

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Reverse Split

In October 2019, the Company’s Board of Directors and stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to effect a 1,000-for-1 reverse split of the Company’s common stock, which was effected on December 20, 2019. The par value of the common stock was not adjusted as a result of the reverse stock split. Accordingly, all common stock, stock options, warrants and related per share amounts as of and for the quarter ended June 30, 2019 have been retroactively adjusted to give effect to the reverse split.

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

The components of basic and diluted earnings per share for the six months ended June 30, 2020 and 2019 were as follows:

	Six months ended June 30,
	2020	2019
Numerator:
Net income (loss) attributable to common shareholders	$2,703,767	$(10,243,771)

Effect of dilutive securities
Convertible notes	(4,921,950)	-
Net loss for diluted earnings per share	$(2,218,183)	$(10,243,771)
Denominator:
Weighted-average number of common shares outstanding during the period	6,368,643	529,924
Dilutive effect of convertible notes payable	8,696,619	-
Common stock and common stock equivalents used for diluted earnings per share	15,065,162	529,924

Accounts Receivable

The Company uses the specific identification method for recording the provision for doubtful accounts, which was $0 at June 30, 2020 and December 31, 2019. Accounts receivable are written off when all collection attempts have failed.

Research and Development

Costs relating to the development of new products are expensed as research and development as incurred in accordance with FASB Accounting Standards Codification (“ASC”) 730-10, Research and Development. Research and development costs amounted to $3,283 and $53,314 for the six months ended June 30, 2020 and 2019, respectively, and are included in operating expenses in the condensed consolidated statements of operations.

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

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Note 3 - Revenue Recognition

Contracts with Customers

We have adopted ASC 606, Revenue from Contracts with Customers effective January 1, 2019 using the modified retrospective method applied to those contracts which were not substantially completed as of January 1, 2019. These standards provide guidance on recognizing revenue, including a five-step model to determine when revenue recognition is appropriate. The standard requires that an entity recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

Sources of Revenue

We have identified the following revenues by revenue source:

1.	Medical care providers

As of June 30, 2020, and 2019, the sources of revenue were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Direct sales- Medical care providers, gross	$44,631	$62,729	$114,316	$107,681
Total sources of revenue	$44,631	$62,729	$114,316	$107,681

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

Note 4 – Property, Plant and Equipment

The following is a summary of equipment, at cost, less accumulated depreciation at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019

Autos	$64,458	$64,458
Medical equipment	13,969	13,969
Other equipment	11,367	11,367
	89,794	89,794
Less accumulated depreciation	86,408	83,879
	$3,386	$5,915

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Depreciation expense for the six months ended June 30, 2020 and 2019 was $2,529 and $1,598, respectively.

Note 5 – Patents

In December 2017, we acquired from Rio Grande Neurosciences, Inc. (RGN) a patent portfolio for $4,500,000. The earliest patents expire in 2024. The following is a summary of patents less accumulated amortization at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019

Patents	$4,500,000	$4,500,000

Less accumulated amortization	1,617,276	1,293,820

	$2,882,724	$3,206,180

Amortization expense associated with patents was $323,456 and $323,455 for the six months ended June 30, 2020 and 2019, respectively. The estimated future amortization expense related to patents as of June 30, 2020 is as follows:

Twelve Months Ending June 30,	Amount

2021	$646,910
2022	646,910
2023	646,910
2024	646,910
2025	295,084

Total	$2,882,724

Note 6- Notes Payable

Notes Payable

During the six months ended June 30, 2020, the Company issued five fixed rate promissory notes totaling $800,000 for funding of $401,424 with original terms of six to twelve months and interest rates of 8% to 10%. If the notes are not paid at maturity, two of the five notes will bear a 22% default interest rate and the other three will bear a 24% default interest rate. As of June 30, 2020, all of the new notes remain outstanding and are not in default.

During the six months ended June 30, 2020, the Company converted two previous fixed rate notes into variable rate notes in an accumulated amount of $558,250 as a result of the notes not being paid at maturity and, therefore, triggering a conditional conversion option for the noteholder. The conversion rate is 70% and 75% of the Company’s common stock based on the terms included in the variable rate notes. As of June 30, 2020, the Company exchanged one of the variable notes with $316,494 unamortized principal and accrued interest into one fixed rate promissory notes for $525,000 due in twelve months from issuance date and convertible upon an event of default. The Company recorded the exchange in accordance with ASC 470-50 Debt-Modifications and Extinguishments and recorded $151,496 as gain from debt extinguishment in the condensed consolidated statements of operations.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The gross amount of all convertible notes with variable conversion rates outstanding at June 30, 2020 is $4,224,826, of which $163,826 are past maturity.

On May 20, 2020, the Company entered into modification and forbearance agreements (the “agreements”) with three investors as a condition for the execution of the equity line purchase agreement (see note 6), collectively totaling $4,397,000 in principal and approximately $1,080,000 in accrued interest. The terms of the agreements include the extension of the maturity date, elimination of the conversion feature attached to the hybrid instrument and a 12.5% premium for future cash redemption. The conversion feature and the cash premium only take effect upon the effectiveness of the registration statement underlying the shares related to the equity line purchase agreement, which did not occur as of June 30, 2020. On July 16, 2020, the Securities and Exchange Commission declared effective the registration statement on Form S-1, which was filed on June 23, 2020 and amended on July 10, 2020. Management reviewed the guidance per ASC 470-60 Troubled debt restructurings and ASC 470-50 Debt-Modifications and Extinguishments and concluded that the terms of the agreements were not substantially different as of June 30, 2020 and accounted for the transaction as a debt modification.

Notes payable to a related party in the aggregate amount of $152,000 were outstanding at June 30, 2020 which are past maturity date. The notes bear interest between 10% and 12% per annum. During the six months ended June 30, 2020, the Company paid $13,000 principal to this related party.

As of June 30, 2020, fixed rate notes payable outstanding totaled $1,860,903, of which $724,903 is past maturity.

	June 30, 2020	December 31, 2019

Notes payable at beginning of period	$6,874,795	$8,158,198
Notes payable issued	717,918	2,101,000
Loan fees added to note payable	82,082	91,250
Repayments of notes payable in cash	(13,000)	(235,000)
Less amounts converted to redeemable notes	-	(67,500)
Less amounts exchanged to fixed rate notes	(283,000)	-
Less amounts converted to stock	(1,141,066)	(3,173,153)
Notes payable at end of period	6,237,729	6,874,795
Less debt discount	(31,638)	(12,649)
	$6,206,091	$6,862,146

Notes payable issued to related parties	$152,000	$165,000
Notes payable issued to non-related party	$6,054,091	$6,697,146

The maturity dates on the notes-payable are as follows:

	Notes to
12 months ending,	Related parties	Non-related parties	Total

Past due	$152,000	$888,729	$1,040,729
June 30, 2021	-	5,197,000	5,197,000
	$152,000	$6,085,729	$6,237,729

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Note 7 - Shareholders’ Deficit

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock which have been designated as follows:

	Number of Shares	Number of Shares Outstanding	Par	Liquidation
	Authorized	at June 30, 2020	Value	Value
Series AA	1,000,000	25,000	$0.0010	$-
Preferred Series B	50,000	600	$0.0001	$100
Preferred Series C	8,000	719	$0.0001	$1,000
Preferred Series D	20,000	305	$0.0001	$1,000
Undesignated	3,922,000	-	-	-

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

Each holder of outstanding shares of Series AA Super Voting Preferred Stock shall be entitled to one hundred thousand (100,000) votes for each share of Series AA Super Voting Preferred Stock held on the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company. The Series AA Super Voting Preferred Stockholders will receive no dividends nor any value on liquidation. As of June 30, 2020, there were 25,000 shares of Series AA Preferred stock outstanding.

Series B Convertible Preferred Stock

On February 7, 2017, the Company filed a certificate of designation for 50,000 shares of Series B Convertible Preferred Stock designated as Series B (“Series B”) which are authorized and convertible, at the option of the holder, commencing six months from the date of issuance into common shares and warrants. For each share of Series B, the holder, on conversion, shall receive the stated value divided by 75% of the market price on the date of purchase of Series B and a three-year warrant exercisable into up to a like amount of common shares with an exercise price of 150% of the market price as defined in the Certificate of Designation. Dividends shall be paid only if dividends on the Company’s issued and outstanding Common Stock are paid and the amount paid to the Series B holder will be as though the conversion shares had been issued. The Series B holders have no voting rights. Upon liquidation, the holder of Series B, shall be entitled to receive an amount equal to the stated value, $100 per share, plus any accrued and unpaid dividends thereon before any distribution is made to Series C Secured Redeemable Preferred Stock or common stockholders. As of June 30, 2020, 600 shares of Series B are outstanding.

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

Management reviewed the guidance in ASC 470-60 Troubled Debt Restructurings and ASC 470-50 Debt-Modifications and Extinguishments and concluded that the changes to the terms of the Series C qualified for debt extinguishment and recorded a loss on debt extinguishment totaling approximately $604,000 for the six months ended June 30, 2020.

Management determined the fair value of the new instrument based on the guidance in ASC 820 Fair Value Measurement. Management concluded that the preferred stock should not be classified as a liability per the guidance in ASC 480 Distinguishing Liabilities from Equity even though the conversion would require the issuance of variable number of shares since such obligation is not unconditional. Management classified the Series C in permanent equity as of June 30, 2020.

During the six months ended June 30, 2020, the Company converted 1,041 shares of Series C into 2,621,488 shares of common stock. As of June 30, 2020, there are 719 shares of Series C outstanding.

Series D Convertible Preferred Stock

On November 11, 2019, the Company filed a certificate of designation for 20,000 shares of Series D Convertible Preferred Stock designated as Series D (“Series D”), which are authorized and convertible, at the option of the holder, at any time from the date of issuance, into shares of common shares. On or prior to August 1, 2020, for each share of Series D, the holder, on conversion, shall receive a number of common shares equal to 0.01% of the Company’s issued and outstanding shares on conversion date and for conversion on or after August 2, 2020, the holder shall receive conversion shares as though the conversion date was August 1, 2020, with no further adjustments for issuances by the Company of common stock after August 1, 2020, except for stock split or reverse stock splits of the common stock. Management classified the Series D in permanent equity as of June 30, 2020.

The Series D holders have no voting rights. Upon liquidation, the holder of Series D, shall be entitled to receive an amount equal to the stated value, $1,000 per share, plus any accrued and unpaid dividends thereon before any distribution is made to common stockholders. During the six months ended June 30, 2020, 50 shares of Series D have been issued. As of June 30, 2020, there are 305 shares of Series D outstanding.

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

On June 2, 2020, in accordance with its undertakings we removed from registration by means of a post-effective amendment all of the securities being registered which remain unsold as the offering has been terminated. The shares removed from registration include all remaining shares under the Equity Purchase Agreement. As adjusted for a subsequent 1,000 for 1 reverse stock split, 15,390 shares were sold under the Registration Statement and 65,860 shares remain unsold. The issuer is withdrawing the 65,860 shares from registration because the issuer does not intend to sell any further shares under the Registration Statement. SEC Notice of Effectiveness was received on June 8, 2020.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

On May 18, 2020, the Company and Cavalry Fund I LP (the “investor”) entered into an Equity Line Purchase Agreement (“ELPA”) pursuant to which the investor committed to purchase, subject to certain restrictions and conditions, up to $10,000,000 (the “Commitment”) worth of the Company’s common stock, over a period of 24 months from the effectiveness of the registration statement registering the resale of shares purchased by the investor pursuant to the ELPA.

The Company agreed to issue shares of its common stock (the “commitment shares”) to the investor having a market value of 5% of the commitment ($500,000 and 3,859,630 shares) based on the market price of the shares at the execution of the ELPA to be delivered in three tranches of 385,963 shares on: (i) the execution of the ELPA; (ii) thirty days after the effectiveness of the registration statement to be filed under the RRA (the “registration right agreement” or the “registration statement”), and (iii) 90 trading days after the effectiveness of the registration statement with the balance of the commitment shares to be issued pro-rata over the first $3,000,000 of puts in accordance with a formula set forth in the ELPA.

The ELPA provides that at any time after the effective date of the registration statement and provided the closing sale price of the common shares on the OTCQB is not below $0.01, from time to time on any business day selected by the Company (the “Purchase Date”), the Company shall have the right, but not the obligation, to direct the investor to buy up to 300,000 shares of the common stock (the “regular purchase amount”) at a purchase price equal to the lower of: (i) the lowest applicable sales price on the date of the put and (ii) 85% of the arithmetic average of the 3 lowest closing prices for the common stock during the 10 consecutive trading days ending on the trading day immediately preceding such put date. The regular purchase amount may be increased as follows: to up to 400,000 shares of common stock if the closing price of the common shares is not below $0.25 per share and up to 500,000 shares if the closing price is not below $0.40 per share.

Under the ELPA the Company has the right to submit a regular purchase notice to the investor as often as every business day. The payment for the shares covered by each put notice will generally occur on the day following the put notice. The ELPA contains provisions which allow for the Company to make additional puts beyond the regular purchase amount at greater discounts to the market price of the common stock as forth in the ELPA.

The ELPA requires the Company to apply at least 50% of the proceeds of puts to the payment of certain variable rate convertible notes issued by the Company.

During the six months ended June 30, 2020, pursuant to the execution of the ELPA, the Company issued 385,963 shares of common stock with a value of $55,540.

During the six months ended June 30, 2020, the Company issued 7,741,335 shares of common stock for the conversion of notes and accrued interest in the amount of $1,311,240.

During the six months ended June 30, 2020, the Company issued 2,621,488 shares of common stock with a value of $1,387,600, related to the conversion of Series C.

During the six months ended June 30, 2020, the Company issued 58,428 shares of common stock to Series C with a value of $8,152 to induce the holders to convert into shares of common stock.

During the six months ended June 30, 2020, the Company issued 25,000 shares of common stock with a value of $3,500 related to services.

During the six months ended June 30, 2020, the Company issued 409,000 shares with a value of $58,855 to one investor to exchange one variable convertible note with remaining principal of $283,000 past maturity for a fixed rate convertible note with principal of $525,000 and maturing one year from issuance. The Company recorded a loss on debt extinguishment of $151,496 for the fair value of the shares issued in accordance with guidance in ASC 470-50 Debt-Modifications and Extinguishments.

The Variable Debentures issued by the Company each have a provision requiring the Company to reserve a variable amount of shares of common stock for when the holder of the Variable Debenture converts.

During the six months ended June 30, 2019, we issued 4,400 shares of common stock in exchange for $61,106 cash pursuant to the Investment Agreement.

During the six months ended June 30, 2019, the Company issued 286,404 shares of common stock for the conversion of notes and accrued interest in the amount of $2,387,841.

During the six months ended June 30, 2019, the Company issued 443 shares of common stock valued at $8,333 related to the extension of outstanding notes.

During the six months ended June 30, 2019, the Company issued 7,157 shares of common stock with a value of $129,897 related to services.

During the six months ended June 30, 2019, the Company issued 1,091,000 shares of common stock with a value of $26,545 as additional consideration for the issuance of two promissory notes totaling $336,000.

Stock Options

The balance of all stock options outstanding as of June 30, 2020 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Options	Per Share	Term (years)	Value
Outstanding at January 1, 2020	99,833	$27.81	2.02	-
Granted	-	$-	-	-
Cancelled	(3,300)	$11.60	3.25	-
Exercised	-	$-	-	-
Outstanding at June 30, 2020	96,533	$28.36	1.46	$-

Exercisable at June 30, 2020	96,533	$28.36	1.46	$-

On June 11, 2020, the Board of Directors approved the issuance of 74,668,000 non-incentive stock options to officers, directors, and key consultants. The key terms and conditions of the award have not been mutually understood and agreed upon, and as a result, the Company has not recognized stock compensation for such award for the six months ended June 30, 2020.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Warrants

A summary of the status of the warrants granted under these agreements at June 30, 2020, and changes during the six months then ended is presented below:

	Outstanding Warrants
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise Price	Contractual
	Shares	Per Share	Term (years)
Outstanding at January 1, 2020	73,486	$306.28	1.37
Granted	-	$-	-
Cancelled	(2,408)	$37.89	-
Exercised	-	$-
Outstanding at June 30, 2020	71,078	$315.38	0.91

Exercisable at June 30, 2020	71,078	$315.38	0.91

The Company measures the fair value of stock options and warrants issued using the Black Scholes option pricing model using the following assumptions:

Six months ended June 30,
	2020	2019

Expected term	-	2 years
Exercise price	-	$14.50-$27.90
Expected volatility	-	199%-242%
Expected dividends	-	None
Risk-free interest rate	-	2.28% to 2.60%
Forfeitures	-	None

Note 8 – Related Party Transactions

One former executive of the Company has entered into note payable agreements with the Company. The balance of notes payable from the related party at June 30, 2020 is $152,000. The notes bear interest at between 10%-12% per annum and initially matured on June 30, 2019. On September 29, 2019, the Company extended the maturity on all outstanding notes to December 31, 2019. During the six months ended June 30, 2020, the Company paid $13,000 principal to this related party.

As of June 30, 2020, and December 31, 2019, the balance of executives’ deferred compensation is $1,044,475 and $914,853, respectively, of which, $632,257 is related to deferred compensation owed to a former executive of the Company.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Note 9 – Fair Value Measurements

The Company has issued Variable Debentures which contained variable conversion rates based on unknown future prices of the Company’s common stock. This results in a conversion feature. The Company measures the conversion feature using the Black Scholes option pricing model using the following assumptions:

Six months ended June 30,
	2020	2019

Expected term	1 month	1 month - 1 year
Exercise price	$0.06-$0.75	$6.20-$12.90
Expected volatility	157%-249%	134%-161%
Expected dividends	None	None
Risk-free interest rate	0.03% to 1.54%	1.91% to 2.87%
Forfeitures	None	None

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

The following table presents changes in the liabilities with significant unobservable inputs (level 3) for the three months ended June 30, 2020:

Derivative
Liability
Balance December 31, 2019	$10,599,690

Issuance of convertible debt	524,742
Extinguishment following note exchange	(151,496)
Settlements by debt settlement	(1,705,743)
Change in estimated fair value	(5,600,255)

Balance June 30, 2020	$3,666,938

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

The following table presents balances in the liabilities with significant unobservable inputs (Level 3) at June 30, 2020:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

As of June 30, 2020
Derivative liability	$-	$-	$3,666,938	$3,666,938
Total	$-	$-	$3,666,938	$3,666,938

Note 10 – Commitments and Contingencies

Legal Matters

On May 17, 2020, the Company received a letter (the “Letter”) from an attorney representing Auctus Fund, LLC (“Auctus”), a lender to the Company, which claimed that a convertible promissory note in the original principal amount of $275,250 (the “Note”) was “in default”. The Letter, among other things, threatened litigation against the Company and its officers for damages and liquidated damages. On July 23, 2020, the Company was served with a complaint by Auctus filed in the United States District Court for the District of Massachusetts alleging breach of contract and various other theories for recovery and damages. The Company has filed an answer to the complaint and alleged various counterclaims against Auctus. The case in an early stage and the Company intends to vigorously defend against Auctus claims and to pursue its counterclaims against Auctus.

The Company may become involved in various legal proceedings in the normal course of business.

Note 11 – Concentrations

Sales

During the six months ended June 30, 2020, we had two significant customers which accounted for 36% and 20% of sales.

Supplier

We also have a single source for our bioelectric medical devices, which account for 100% of our sales. The interruption of products provided by this supplier would adversely affect our business and financial condition unless an alternative source of products could be found.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Accounts Receivable

At June 30, 2020, we had two customer which accounted for 100% of our account receivable balances.

Note 12 – Subsequent Events

Subsequent to June 30, 2020, an aggregate of 611,090 shares of common stock were issued on the conversion of $26,200 of principal and $6,768 of accrued interest pursuant to Variable Notes.

Subsequent to June 30, 2020, the Company issued 1,500,000 shares of common stock in exchange for 34,690 previously issued stock options.

Subsequent to June 30, 2020, the Company issued 500,000 shares of common stock as inducement for extension of a note with one investor.

Subsequent to June 30, 2020, the Company issued 1,234,568 shares of common stock at a purchase price of $0.081 for total consideration of $100,000 to one investor.

On July 16, 2020, the Securities and Exchange Commission declared effective the registration statement on Form S-1, which was filed on June 23, 2020 and amended on July 10, 2020 following the execution on May 18, 2020 of the equity line purchase agreement.

Subsequent to June 30, 2020, pursuant to the Equity Line Purchase Agreement, the Company issued 385,963 shares of common stock.

As a result of these issuances, the total number of common shares outstanding is 16,662,039, Preferred B shares outstanding is 600, Preferred C shares outstanding is 719 and Preferred D shares outstanding is 305.

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

The Company develops, manufactures and distributes evolutionary medical devices focused on the rapid healing of wounds and reduction of pain, edema and inflammation in the human body. The Company’s non-invasive bioelectric medical devices are designed to target inflammation, cardiovascular diseases, chronic kidney disease, and central nervous system disorders (“CNS” disorders).

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

Critical Accounting Policies

A summary of our significant accounting policies is included in Note 1 of the “Notes to the Consolidated Financial Statements,” contained in our Form 10-K for the year ended December 31, 2019. Management believes that the consistent application of these policies enables us to provide users of the financial statements with useful and reliable information about our operating results and financial condition. The summary condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require us to make estimates and assumptions. We did not experience any significant changes during the six months ended June 30, 2020 in any of our Critical Accounting Policies from those contained in our Form 10-K for the year ended December 31, 2019.

New Accounting Pronouncements

See Note 1 of Notes to Condensed Consolidated Financial Statements for further discussion of new accounting standards that have been adopted or are being evaluated for future adoption.

Results of Operations

Three Months ended June 30, 2020 and 2019

	Three Months Ended June 30,		Favorable
	2020	2019	(Unfavorable)%

Revenue	$44,631	$62,729	$(18,098)	-28.9%
Cost of revenue	11,300	29,573	18,273	61.8%
Gross profit	33,331	33,156	175	0.5%

Operating expenses	635,157	1,007,971	372,814	37.0%

Loss from operations	(601,826)	(974,815)	372,989	38.3%

Other expense	(1,032,825)	(6,862,731)	5,829,906	85.0%

Net loss	$(1,634,651)	$(7,837,546)	$6,202,895	79.1%

Revenue

Revenue of the Company’s SofPulse® product during the three months ended June 30, 2020 was $44,631, a decrease of $18,098, or 28.9%, compared to $62,729 for the three months ended June 30, 2019.

Revenues for our SofPulse® product is typically recognized at the time the product is shipped, at which time the title passes to the customer, and there are no further performance obligations. Revenue has been negatively impacted by the COVID-19 contagious disease outbreak in March 2020. We anticipate that revenue will increase in future periods as the roll out of the SofPulse® product continues.

Cost of Revenue

Cost of revenue during the three months ended June 30, 2020 was $11,300, a decrease of $18,273 or 61.8% compared to $29,573 for the three months ended June 30, 2019. Cost of revenue is recognized on those sales recorded as gross for which we are the principal in the transaction as opposed to net sales which reflect no cost of revenue.

It is anticipated that cost of revenue will increase in future quarters as the roll out of the SofPulse® product continues.

Operating Expenses

Operating expenses decreased by $372,814 or 37.0%, to $635,157 for the three months ended June 30, 2020 compared to $1,007,971 for the three months ended June 30, 2019. This change was due primarily to a decrease in consulting fees of approximately $255,000, a decrease in professional fees of approximately $64,000 and a decrease in marketing fee of approximately $56,000.

Other Expense

Other expense for the quarter ended June 30, 2020 was an expense of $1,032,825 compared to expense of $6,862,731 for the quarter ended June 30, 2019. This change was due primarily to a change in valuation of our derivative liabilities of approximately $4.6 million coupled with a decrease in interest expense of approximately $1.1 million. We anticipate continued large fluctuations in other income (expense) as a result of quarterly re-evaluation of derivative liabilities.

Six Months ended June 30, 2020 and 2019

	Six Months Ended June 30,		Favorable
	2020	2019	(Unfavorable)%

Revenue	$114,316	$107,681	$6,635	6.2%
Cost of revenue	17,560	37,284	19,724	52.9%
Gross profit	96,756	70,397	26,359	37.4%

Operating expenses	1,378,194	1,858,209	480,015	25.8%

Loss from operations	(1,281,438)	(1,787,812)	506,374	28.3%

Other income (expense)	3,985,205	(8,455,959)	12,441,164	147.1%

Net income (loss)	$2,703,767	$(10,243,771)	$12,947,538	126.4%

Revenue

Revenue of the Company’s SofPulse® product during the six months ended June 30, 2020 was $114,316, an increase of $6,635, or 6.2%, compared to $107,681 for the six months ended June 30, 2019.

Revenues for our SofPulse® product is typically recognized at the time the product is shipped, at which time the title passes to the customer, and there are no further performance obligations.

We anticipate that revenue will continue to increase in future periods as the roll out of the SofPulse® product continues.

Cost of Revenue

Cost of revenue during the six months ended June 30, 2020 was $17,560, a decrease of $19,724 or 52.9% compared to $37,284 for the six months ended June 30, 2019. Cost of revenue is recognized on those sales recorded as gross for which we are the principal in the transaction as opposed to net sales which reflect no cost of revenue.

It is anticipated that cost of revenue will increase in future quarters as the roll out of the SofPulse® product continues.

Operating Expenses

Operating expenses decreased by $480,015 or 25.8%, to $1,378,194 for the six months ended June 30, 2020 compared to $1,858,209 for the six months ended June 30, 2019. This change was due primarily to a decrease in consulting fees of approximately $298,000 and a decrease in professional fees of approximately $119,000.

Other Income (Expense)

Other income (expense) for the six months ended June 30, 2020 was an income of $3,985,205 compared to an expense of $8,455,959 for the six months ended June 30, 2019. This change was due primarily to a change in valuation of our derivative liabilities of approximately $11.1 million coupled with a decrease in interest expense of approximately $1.9 million. We anticipate continued large fluctuations in other income (expense) as a result of quarterly re-evaluation of derivative liabilities.

Liquidity and Capital Resources

	As of		Favorable
	June 30, 2020	December 31, 2019	(Unfavorable)
Working Capital

Current assets	$9,557	$62,555	$(52,998)
Current liabilities	14,923,187	23,623,470	8,700,283
Working capital deficit	$(14,913,630)	$(23,560,915)	$8,647,285

Long-term debt	$155,000	$155,000	$-

Stockholders’ deficit	$(12,182,520)	$(20,503,820)	$8,321,300

	Six Months Ended June 30,		Favorable
	2020	2019	(Unfavorable)
Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(452,061)	$(1,215,856)	$763,795
Investing activities	$-	$(1,871)	$1,871
Financing activities	$438,424	$1,386,106	$(947,682)

	As of		Favorable
	June 30, 2020	December 31, 2019	(Unfavorable)
Balance Sheet Select Information

Cash	$5,256	$18,893	$(13,637)

Accounts payable and accrued expenses	$5,050,158	$4,348,219	$(701,939)

Since inception and through June 30, 2020, the Company has raised approximately $16.6 million in equity and debt transactions. These funds have been used to commence the operations of the Company to acquire and begin the development of its intellectual property portfolio. These activities include attending trade shows and corporate development. Our accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these condensed consolidated financial statements. The Company has incurred substantial losses since inception. Its current liabilities exceed its current assets and available cash is not sufficient to fund expected future operations. The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern. To reduce the risk of not being able to continue as a going concern, management is commercializing its FDA cleared and CE marked products and has commenced its business plan to materialize revenues from potential, future, license agreements, has raised capital through the sale of its common stock and is seeking out profitable companies. Our cash on hand at June 30, 2020 was less than $6,000. This will be insufficient to fund operations if additional capital is not raised. The Company raised an aggregate of $ 451,424 through the sale of equity and debt securities during the six months ended June 30, 2020.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that as of June 30, 2020 our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended June 30, 2020. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Item 1A. Risk Factors.

We are a Smaller Reporting Company (as defined in Rule 12b-2 of the Exchange Act) and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Number of
Common Shares	Source of
Issued	Payment	Amount
1,043,750	Conversion Series C Preferred	$139,867
3,353,044	Conversion of notes	$475,962
25,000	Services	$3,500
409,000	Exchange note inducement	$58,855
385,963	Commitment shares	55,540

The above issuances of securities during the three months ended June 30, 2020 were exempt from registration pursuant to Section 4(2), and/or Regulation D promulgated under the Securities Act. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

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

Dated: August 19, 2020	Endonovo Therapeutics, Inc.

	By:	/s/ Alan Collier
Alan Collier
Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

