Form 10-Q
period 2020-09-30
ENDONOVO THERAPEUTICS, INC.
filed 2020-11-19
CIK 1528172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020.

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

Securities registered pursuant to Section 12(b) of the Securities Exchange Act: None

Securities registered to Section 12(b) of the Securities Exchange Act: None

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [X]	Smaller reporting company [X]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

As of November 19, 2020, there were 18,975,435 shares of common stock, $0.0001 par value issued and outstanding.

ENDONOVO THERAPEUTICS, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

September 30, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash	$2,583	$18,893
Accounts receivable, net of allowance for doubtful accounts of $0	942	22,742
Deposit	2,500	-
Prepaid expenses and other current assets	2,600	20,920
Total current assets	8,625	62,555

Property, Plant and Equipment, net	2,483	5,915
Patents, net	2,720,996	3,206,180
Total assets	$2,732,104	$3,274,650

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$762,175	$599,470
Accrued interest	1,870,628	1,317,376
Deferred compensation	3,148,359	2,431,373
Notes payable, net of discounts of $115,981 and $12,649 as of September 30, 2020 and December 31, 2019	5,955,373	6,697,146
Notes payable - related party	146,000	165,000
Derivative liability	3,456,851	10,599,690
Series C preferred stock liability, net of discounts $766 at December 31, 2019	-	1,813,415

Total current liabilities	15,339,386	23,623,470

Acquisition payable	155,000	155,000
Total liabilities	15,494,386	23,778,470
COMMITMENTS AND CONTINGENCIES, note 10

Shareholders’ deficit
Super AA super voting preferred stock, $0.001 par value; 1,000,000 authorized and 25,000 issued and outstanding at September 30, 2020 and December 31, 2019	25	25
Series B convertible preferred stock, $0.0001 par value; 50,000 shares authorized, 600 shares issued and outstanding at September 30, 2020 and December 31, 2019	1	1

Series C convertible preferred stock, $0.0001 par value; 8,000 shares authorized, 763 and 1,814 shares issued and outstanding at September 30, 2020 and December 31, 2019	-	-

Series D convertible preferred stock, $0,0001 par value; 20,000 shares authorized, 305 and 255 issued and outstanding at September 30, 2020 and December 31, 2019	-	-

Common stock, $0.0001 par value; 2,500,000,000 shares authorized; 17,303,952 and 1,189,204 shares issued and outstanding as of September 30, 2020 and December 31, 2019	1,731	118
Additional paid-in capital	38,545,743	32,432,392
Stock subscriptions	(1,570)	(1,570)
Accumulated deficit	(51,308,212)	(52,934,786)
Total shareholders’ deficit	(12,762,282)	(20,503,820)
Total liabilities and shareholders’ deficit	$2,732,104	$3,274,650

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019(*)	2020	2019(*)

Revenue	$39,980	$54,039	$154,296	$161,720
Cost of revenue	760	8,925	18,320	46,209
Gross profit	39,220	45,114	135,976	115,511

Operating expenses	986,019	1,336,377	2,364,213	3,194,586
Loss from operations	(946,799)	(1,291,263)	(2,228,237)	(3,079,075)

Other income (expense)
Change in fair value of derivative liability	416,370	693,996	6,016,625	(4,785,167)
Gain (loss) on settlement of debt	(47,602)	10,746	(564,385)	63,036
Other expense	(58,902)	-	(58,902)	-
Interest expense, net	(432,108)	(819,675)	(1,530,375)	(3,848,761)
Other income (expense)	(122,242)	(114,933)	3,862,963	(8,570,892)

Income (Loss) before income taxes	(1,069,041)	(1,406,196)	1,634,726	(11,649,967)

Provision for income taxes	-	-	-	-

Net Income (loss) income	$(1,069,041)	$(1,406,196)	$1,634,726	$(11,649,967)

Basic Income (Loss) per share	$(0.07)	$(1.81)	$0.17	$(19.00)
Diluted Income (Loss) per share	$(0.07)	$(1.81)	$(0.15)	$(19.00)
Weighted average common share outstanding:
Basic	16,137,373	777,249	9,621,530	613,272
Diluted	16,137,373	777,249	23,575,380	613,272

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

(*) The condensed consolidated financial statements have been retroactively restated to reflect the 1,000-for-1-reverse stock split that occurred on December 20, 2019.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months ended September 30,
	2020	2019
Operating activities:
Net Income (Loss)	$1,634,726	$(11,649,967)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization expense	488,616	487,684
Stock compensation expense	400,108	-
Fair value of equity issued for services	13,067	159,849
Loss (gain) on extinguishment of debt	564,385	(63,036)
Amortization of note discount and original issue discount	50,348	1,737,714
Amortization of discount on Series C Preferred stock liability	248	145,836
Non-cash interest expense	713,462	1,077,728
Non-cash value of stock, options and warrants issued for services and notes	-	25,232
Change in fair value of derivative liability	(6,016,625)	4,785,167
Changes in assets and liabilities:
Accounts receivable	21,800	(7,931)
Deposit	(2,500)	-
Prepaid expenses and other current assets	18,320	(22,575)
Account payable	82,006	188,792
Accrued interest	766,319	761,185
Deferred compensation	716,986	141,696
Net cash used in operating activities	(548,734)	(2,232,626)

Investing activities:
Acquisition of property and equipment	-	(2,594)

Net cash used in investing activities	-	(2,594)

Financing activities:
Proceeds from the issuance of notes payable	401,424	1,995,000
Repayments on related-parties short-term advances	(19,000)	(75,000)
Repayments of convertible debt in cash	-	(130,000)
Proceeds from issuance of common stock and units	100,000	71,106
Proceeds from issuance of preferred stock	50,000	-
Net cash provided by financing activities	532,424	1,861,106

Net decrease in cash	(16,310)	(374,114)
Cash, beginning of year	18,893	379,151
Cash, end of period	$2,583	$5,037

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$15,300
Cash paid for Preferred C dividends	$-	$106,167
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activities:
Conversion of notes payable and accrued interest to common stock	$1,357,573	$3,018,066
Conversion of fixed rate notes to Preferred C Stock	$-	$94,000
Conversion of Preferred C Stock to common stock	$1,400,934	$-
Issuance of common stock to Preferred C Stock inducement	$8,152	$-
Exchange note and accrued interest to new convertible note	$316,494	$-

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Deficit

(Unaudited)

For the nine months ended September 30, 2019

	Series AA Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Subscription	Retained	Total Shareholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Earnings	Deficit

Balance December 31, 2018 (*)	25,000	$25	600	$1	431,063	$43	$24,229,945	$(1,570)	$(35,620,282)	$(11,391,838)
Common stock issued for cash (*)	-	-	-	-	2,000	-	27,559	-	-	27,559
Common stock issued for services (*)	-	-	-	-	4,132	-	92,084	-	-	92,084
Valuation of warrants issued with Preferred Stock C	-	-	-	-	-	-	11,512	-	-	11,512
Shares issued for conversion of notes payable and accrued interest (*)	-	-	-	-	78,044	8	2,002,174	-	-	2,002,182
Valuation of stock issued with notes (*)	-	-	-	-	1,091	-	26,545	-	-	26,545
Valuation of common stock issued for note extensions	-	-	-	-	443	-	8,333	-	-	8,333
Valuation of stock options issued for service	-	-	-	-	-	-	5,170	-	-	5,170
Net loss for the quarter ended March 31, 2019	-	-	-	-	-	-	-	-	(2,406,225)	(2,406,225)
Balance March 31, 2019 (*)	25,000	25	600	1	516,773	51	26,403,322	(1,570)	(38,026,507)	(11,624,678)

Common stock issue for cash (*)	-	-	-	-	2,400	-	33,547	-	-	33,547
Common stock issued for services (*)	-	-	-	-	3,025	-	37,813	-	-	37,813
Valuation of warrants issued with Preferred Stock C	-	-	-	-	-	-	3,818	-	-	3,818
Shares issued for conversion of notes payable and accrued interest (*)	-	-	-	-	208,360	21	3,134,960	-	-	3,134,981
Valuation of stock options issued for services	-	-	-	-	-	-	5,170	-	-	5,170
Net loss for the quarter ended June 30, 2019	-	-	-	-	-	-	-	-	(7,837,546)	(7,837,546)
Balance June 30, 2019 (*)	25,000	25	600	1	730,558	72	29,618,630	(1,570)	(45,864,053)	(16,246,895)
Common stock issued for cash (*)	-	-	-	-	1,000	-	10,000	-	-	10,000
Common stock issued for services (*)	-	-	-	-	3,182	-	29,954	-	-	29,954
Shares issued for conversion of notes payable and accrued interest (*)	-	-	-	-	99,232	10	1,031,237	-	-	1,031,247
Shares issued with lock-up agreements (*)	-	-	-	-	310	-	3,788	-	-	3,788
Valuation of warrants issued with Preferred Stock C	-	-	-	-	-	-	1,003	-	-	1,003
Valuation of stock option issued for services	-	-	-	-	-	-	11,103	-	-	11,103
Net loss for the quarter ended September 30, 2019	-	-	-	-	-	-	-	-	(1,406,196)	(1,406,196)
Balance September 30, 2019	25,000	25	600	1	834,283	83	30,705,715	(1,570)	(47,270,249)	(16,565,996)

(*) The condensed consolidated financial statements have been retroactively restated to reflect the 1,000-for-1-reverse stock split that occurred on December 20, 2019.

For nine months ended September 30, 2020

	Series AA		Series B Convertible		Series D Convertible		Series C Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Subscription	Retained	Shareholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Earnings	Deficit

Balance December 31, 2019	25,000	$25	600	$1	255	$-	-	-	1,189,204	$118	$32,432,392	$(1,570)	$(52,934,786)	$(20,503,820)

Reclassification Preferred Series C	-	-	-	-	-	-	1,814	-	-	-	2,418,269	-	-	2,418,269
Shares issued for Preferred Series D	-	-	-	-	50	-	-	-	-	-	50,000	-	-	50,000
Shares issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	4,388,291	439	2,545,275	-	-	2,545,714
Shares issued for conversion of Preferred Series C to common share	-	-	-	-	-	-	(936)	-	1,636,166	164	(164)	-	-	-
Valuation of stock options issued for services	-	-	-	-	-	-	-	-	-	-	9,567	-	-	9,567
Net loss for the quarter ended March 31, 2020	-	-	-	-	-	-	-	-	-	-		-	4,338,418	4,338,418
Balance March 31, 2020	25,000	25	600	1	305	-	878	-	7,213,661	721	37,455,339	(1,570)	(48,596,368)	(11,141,852)

Shares issued for conversion of Preferred Series C to Common share	-	-	-	-	-	-	(105)	-	985,322	99	27	-	-	126
Shares issued for conversion of notes payable and accrued interest	-	-	-	-	-	-			3,353,044	335	475,627	-	-	475,962
Restricted shares issued as inducement to Series C	-	-	-	-	-	-	-	-	58,428	6	8,146	-	(8,152)	-
Common stock issued for services	-	-	-	-	-	-			25,000	3	3,497	-	-	3,500
Commitment shares	-	-	-	-	-	-			385,963	39	55,501	-	-	55,540
Common stock issued with exchange of convertible notes	-	-	-	-	-	-			409,000	41	58,814	-	-	58,855
Net loss for the quarter ended June 30, 2020	-	-	-	-	-	-			-	-	-	-	(1,634,651)	(1,634,651)

Balance June 30, 2020	25,000	25	600	1	305	-	773	-	12,430,418	1,244	38,056,951	(1,570)	(50,239,171)	(12,182,520)

Shares issued for conversion of Preferred Series C to Common share	-	-	-	-	-	-	(10)	-	133,334	13	(13)	-	-	-
Shares issued for exchange of stock options	-	-	-	-	-	-	-	-	1,500,000	150	164,850	-	-	165,000
Shares issued as inducement to note holder	-	-	-	-	-	-	-	-	500,000	50	54,950	-	-	55,000
Shares issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	759,669	76	70,334	-	-	70,410
Common stock issued for cash	-	-	-	-	-	-	-	-	1,234,568	123	99,877	-	-	100,000
Common stock issued for services	-	-	-	-	-	-	-	-	360,000	36	35,964	-	-	36,000
Valuation of stock options issued for services	-	-	-	-	-	-	-	-	-	-	20,490	-	-	20,490
Commitment shares	-	-	-	-	-	-	-	-	385,963	39	42,340	-	-	42,379
Net loss for the quarter ended September 30, 2020	-	-	-	-	-	-	-	-	-	-	-	-	(1,069,041)	(1,069,041)

Balance September 30, 2020	25,000	25	600	1	305	-	763	-	17,303,952	1,731	38,545,743	(1,570)	(51,308,212)	(12,762,282)

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

The Company’s non-invasive Electroceutical® therapeutics device, SofPulse®, using pulsed short wave radiofrequency at 27.12 MHz has been FDA-Cleared and CE Marked for the palliative treatment of soft tissue injuries and post-operative plain and edema, and has CMS National Coverage for the treatment of chronic wounds. The Company’s current portfolio of pre-clinical stage Electroceutical® therapeutics devices address chronic kidney disease, liver disease non-alcoholic steatohepatitis (NASH), cardiovascular and peripheral artery disease (PAD) and ischemic stroke.

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

Note 2 – Summary of significant accounting policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated financial statements as of September 30, 2020 and 2019 are unaudited; however, in the opinion of management such interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in the Company’s most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on May 4, 2020. The results of operations for the period presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

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

As of September 30, 2020, the Company had cash of approximately $3,000 and a working capital deficiency of $15.3 million. During the nine months ended September 30, 2020, the Company used approximately $0.5 million of cash in its operation. The Company has incurred recurring losses resulting in an accumulated deficit of approximately $51.3 million as of September 30, 2020. These conditions raise substantial doubt as to its ability to continue as going concern within one year from issuance date of these financial statements.

During the nine months ended September 30, 2020, the Company has raised approximately $0.6 million in debt and equity financing. The Company is raising additional capital through debt and equity securities to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern.

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

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Reverse Split

In October 2019, the Company’s Board of Directors and stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to effect a 1,000-for-1 reverse split of the Company’s common stock, which was effected on December 20, 2019. The par value of the common stock was not adjusted as a result of the reverse stock split. Accordingly, all common stock, stock options, warrants and related per share amounts as of and for the quarter ended September 30, 2019 have been retroactively adjusted to give effect to the reverse split.

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

The components of basic and diluted earnings per share for the nine months ended September 30, 2020 and 2019 were as follows:

	Nine months ended September 30,
	2020	2019
Numerator:
Net income (loss) attributable to common shareholders	$1,634,726	$(11,649,967)

Effect of dilutive securities
Convertible notes	(5,063,936)	-
Net loss for diluted earnings per share	$(3,429,210)	$(11,649,967)
Denominator:
Weighted-average number of common shares outstanding during the period	9,621,530	613,272
Dilutive effect of convertible notes payable	13,953,850	-
Common stock and common stock equivalents used for diluted earnings per share	23,575,380	613,272

Accounts Receivable

The Company uses the specific identification method for recording the provision for doubtful accounts, which was $0 at September 30, 2020 and December 31, 2019. Accounts receivable are written off when all collection attempts have failed.

Research and Development

Costs relating to the development of new products are expensed as research and development as incurred in accordance with FASB Accounting Standards Codification (“ASC”) 730-10, Research and Development. Research and development costs amounted to $0 and $34,708 for the three months ended September 30, 2020 and 2019, respectively, and $3,283 and $88,022 for the nine months ended September 30, 2020 and 2019, respectively and are included in operating expenses in the condensed consolidated statements of operations.

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

In August 2020, the FASB issued “ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)” which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition is permissible for the adoption of this standard. Update No. 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted no earlier than the fiscal year beginning after December 15, 2020. The Company is currently evaluating the potential on its financial statements

The Company has evaluated all the recent accounting pronouncements and determined that there are no other accounting pronouncements that will have a material effect on the Company’s financial statements.

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

Sources of Revenue

We have identified the following revenues by revenue source:

1.	Medical care providers

As of September 30, 2020, and 2019, the sources of revenue were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Direct sales- Medical care providers, gross	$39,980	$54,039	$154,296	$161,720
Total sources of revenue	$39,980	$54,039	$154,296	$161,720

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

Note 4 – Property, Plant and Equipment

The following is a summary of equipment, at cost, less accumulated depreciation at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019

Autos	$64,458	$64,458
Medical equipment	13,969	13,969
Other equipment	11,367	11,367
	89,794	89,794
Less accumulated depreciation	87,311	83,879
	$2,483	$5,915

Depreciation expense for the nine months ended September 30, 2020 and 2019 was $3,432 and $2,501, respectively.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Note 5 – Patents

In December 2017, we acquired from Rio Grande Neurosciences, Inc. (RGN) a patent portfolio for $4,500,000. The earliest patents expire in 2024. The following is a summary of patents less accumulated amortization at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019

Patents	$4,500,000	$4,500,000

Less accumulated amortization	1,779,004	1,293,820

	$2,720,996	$3,206,180

Amortization expense associated with patents was $485,184 and $485,183 for the nine months ended September 30, 2020 and 2019, respectively. The estimated future amortization expense related to patents as of September 30, 2020 is as follows:

Twelve Months Ending September 30,	Amount

2021	$646,910
2022	646,910
2023	646,910
2024	646,910
2025	133,356

Total	$2,720,996

Note 6- Notes Payable

Notes Payable

During the nine months ended September 30, 2020, the Company issued 5 fixed rate promissory notes totaling $800,000 for funding of $401,424 with original terms of six to twelve months and interest rates of 8% to 10%. If the notes are not paid at maturity, two of the five notes will bear a 22% default interest rate and the other three will bear a 24% default interest rate. As of September 30, 2020, four of the promissory notes became variable rate notes, which triggered the recognition of a derivative liability for the embedded conversion feature. As of September 30, 2020, all of the notes remain outstanding.

During the nine months ended September 30, 2020, the Company converted six previous fixed rate notes into variable rate notes in an accumulated amount of $833,250 as a result of the notes not being paid at maturity and, therefore, triggering a conditional conversion option for the noteholder. The conversion rate is 70% and 75% of the Company’s common stock based on the terms included in the variable rate notes. As of September 30, 2020, the Company exchanged one of the variable notes with $316,494 unamortized principal and accrued interest into one fixed rate promissory notes for $525,000 due in twelve months from issuance date and convertible upon an event of default. The Company recorded the exchange in accordance with ASC 470-50 Debt-Modifications and Extinguishments and recorded $151,496 as gain from debt extinguishment in the condensed consolidated statements of operations.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The gross amount of all convertible notes with variable conversion rates outstanding at September 30, 2020 is $4,485,451, of which $4,418,626 are past maturity.

On May 20, 2020, the Company entered into modification and forbearance agreements (the “agreements”) with three investors as a condition for the execution of the equity line purchase agreement (see note 7), collectively totaling $4,397,000 in principal and approximately $1,080,000 in accrued interest. As long as the Equity Line Purchase Agreement is in effect and its terms are being complied with, the terms of the forbearance agreements include the extension of the maturity date, elimination of the conversion feature attached to the hybrid instrument and a 12.5% premium for future cash redemption.

On July 16, 2020, the Securities and Exchange Commission declared effective the registration statement on Form S-1, for the registration of the shares under the Equity Line Purchase Agreements, which was filed on June 23, 2020 and amended on July 10, 2020. Management reviewed the guidance per ASC 470-60 Troubled debt restructurings and ASC 470-50 Debt-Modifications and Extinguishments and concluded that the terms of the agreements were not substantially different as of September 30, 2020 and accounted for the transaction as a debt modification.

Notes payable to a related party in the aggregate amount of $146,000 were outstanding at September 30, 2020 which are past maturity date. The notes bear interest between 10% and 12% per annum. During the nine months ended September 30, 2020, the Company paid $19,000 principal to this related party.

As of September 30, 2020, fixed rate notes payable outstanding totaled $1,585,903, of which $724,903 is past maturity.

	September 30, 2020	December 31, 2019

Notes payable at beginning of period	$6,874,795	$8,158,198
Notes payable issued	717,918	2,101,000
Notes payable increased principal	25,190
Loan fees added to note payable	82,082	91,250
Repayments of notes payable in cash	(19,000)	(235,000)
Less amounts converted to redeemable notes	-	(67,500)
Less amounts exchanged to fixed rate notes	(283,000)	-
Less amounts converted to stock	(1,180,631)	(3,173,153)
Notes payable at end of period	6,217,354	6,874,795
Less debt discount	(115,981)	(12,649)
	$6,101,373	$6,862,146

Notes payable issued to related parties	$146,000	$165,000
Notes payable issued to non-related party	$5,955,373	$6,697,146

The maturity dates on the notes-payable are as follows:

	Notes to
12 months ending,	Related parties	Non-related parties	Total

Past due	$146,000	$5,045,354	$5,191,354
September 30, 2021	-	1,026,000	1,026,000
	$146,000	$6,071,354	$6,217,354

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Note 7 - Shareholders’ Deficit

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock which have been designated as follows:

	Number of Shares Authorized	Number of Shares Outstanding at September 30, 2020	Par Value	Liquidation Value
Series AA	1,000,000	25,000	$0.0010	$-
Preferred Series B	50,000	600	$0.0001	$100
Preferred Series C	8,000	763	$0.0001	$1,000
Preferred Series D	20,000	305	$0.0001	$1,000
Undesignated	3,922,000	-	-	-

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

Each holder of outstanding shares of Series AA Super Voting Preferred Stock shall be entitled to one hundred thousand (100,000) votes for each share of Series AA Super Voting Preferred Stock held on the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company. The Series AA Super Voting Preferred Stockholders will receive no dividends nor any value on liquidation. As of September 30, 2020, there were 25,000 shares of Series AA Preferred stock outstanding.

Series B Convertible Preferred Stock

On February 7, 2017, the Company filed a certificate of designation for 50,000 shares of Series B Convertible Preferred Stock designated as Series B (“Series B”) which are authorized and convertible, at the option of the holder, commencing six months from the date of issuance into common shares and warrants. For each share of Series B, the holder, on conversion, shall receive the stated value divided by 75% of the market price on the date of purchase of Series B and a three-year warrant exercisable into up to a like amount of common shares with an exercise price of 150% of the market price as defined in the Certificate of Designation. Dividends shall be paid only if dividends on the Company’s issued and outstanding Common Stock are paid and the amount paid to the Series B holder will be as though the conversion shares had been issued. The Series B holders have no voting rights. Upon liquidation, the holder of Series B, shall be entitled to receive an amount equal to the stated value, $100 per share, plus any accrued and unpaid dividends thereon before any distribution is made to Series C Secured Redeemable Preferred Stock or common stockholders. As of September 30, 2020, 600 shares of Series B are outstanding.

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

Management reviewed the guidance in ASC 470-60 Troubled Debt Restructurings and ASC 470-50 Debt-Modifications and Extinguishments and concluded that the changes to the terms of the Series C qualified for debt extinguishment and recorded a loss on debt extinguishment totaling approximately $604,000 for the nine months ended September 30, 2020.

Management determined the fair value of the new instrument based on the guidance in ASC 820 Fair Value Measurement. Management concluded that the preferred stock should not be classified as a liability per the guidance in ASC 480 Distinguishing Liabilities from Equity even though the conversion would require the issuance of variable number of shares since such obligation is not unconditional. Management classified the Series C in permanent equity as of September 30, 2020.

During the nine months ended September 30, 2020, the Company converted 1,051 shares of Series C into 2,754,822 shares of common stock. As of September 30, 2020, there are 763 shares of Series C outstanding.

Series D Convertible Preferred Stock

On November 11, 2019, the Company filed a certificate of designation for 20,000 shares of Series D Convertible Preferred Stock designated as Series D (“Series D”), which are authorized and convertible, at the option of the holder, at any time from the date of issuance, into shares of common shares. On or prior to August 1, 2020, for each share of Series D, the holder, on conversion, shall receive a number of common shares equal to 0.01% of the Company’s issued and outstanding shares on conversion date and for conversion on or after August 2, 2020, the holder shall receive conversion shares as though the conversion date was August 1, 2020, with no further adjustments for issuances by the Company of common stock after August 1, 2020, except for stock split or reverse stock splits of the common stock. Management classified the Series D in permanent equity as of September 30, 2020.

The Series D holders have no voting rights. Upon liquidation, the holder of Series D, shall be entitled to receive an amount equal to the stated value, $1,000 per share, plus any accrued and unpaid dividends thereon before any distribution is made to common stockholders. During the nine months ended September 30, 2020, 50 shares of Series D have been issued. As of September 30, 2020, there are 305 shares of Series D outstanding.

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

We may draw on the facility from time to time, as and when we determine appropriate in accordance with the terms and conditions of the investment agreement. The maximum amount that we are entitled to put in any one notice is the greater of: (i) 200% of the average daily volume (U.S. market only) of the common stock for the three (3) trading days prior to the date of delivery of the applicable put notice, multiplied by the average of the closing prices for such trading days or (ii) $100,000. The purchase price shall be set at ninety-four percent (94%) of the lowest daily VWAP (“Volume Weighted Average Price”) of our common stock during the pricing period. However, if, on any trading day during a pricing period, the daily VWAP of the common stock is lower than the floor price specified by us in the put notice, then we will withdraw that portion of the put amount for each such trading day during the pricing period, with only the balance of such put amount above the minimum acceptable price being put to the investor. There are put restrictions applied on days between the put notice date and the closing date with respect to that particular put. During such time, we are not entitled to deliver another put notice.

There are circumstances under which we will not be entitled to put shares to the investor, including the following:

● we will not be entitled to put shares to the investor unless there is an effective registration statement under the Securities Act to cover the resale of the shares by the investor.

● we will not be entitled to put shares to the investor unless our common stock continues to be quoted on the OTCQB market or becomes listed on a national securities exchange.

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

On May 29, 2020, the Company filed a post-effective amendment on Form RW removing from registration all of the remaining unsold securities with respect to Amendment Number 1 to Registration Statement on Form S-1 filed January 8, 2019 Registration No. 333- 229146 and ordered Effective February 11, 2019. The shares removed from registration include all remaining shares under the Equity Line Purchase Agreement.

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

During the nine months ended September 30, 2020, pursuant to the execution of the ELPA, the Company issued 771,926 shares of common stock with a value of $97,918.

During the nine months ended September 30, 2020, the Company issued 8,501,004 shares of common stock for the conversion of notes and accrued interest in the amount of $1,381,650.

During the nine months ended September 30, 2020, the Company issued 2,754,822 shares of common stock with a value of $1,400,934, related to the conversion of Series C.

During the nine months ended September 30, 2020, the Company issued 58,428 shares of common stock to Series C with a value of $8,152 to induce the holders to convert into shares of common stock.

During the nine months ended September 30, 2020, the Company issued 385,000 shares of common stock with a value of $39,500 related to services.

During the nine months ended September 30, 2020, the Company issued 409,000 shares with a value of $58,855 to one investor to exchange one variable convertible note with remaining principal of $283,000 past maturity for a fixed rate convertible note with principal of $525,000 and maturing one year from issuance. The Company recorded a loss on debt extinguishment of $151,496 for the fair value of the shares issued in accordance with guidance in ASC 470-50 Debt-Modifications and Extinguishments.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

During the nine months ended September 30, 2020, the Company issued 1,234,568 shares of common stock in exchange for $100,000 cash pursuant to the Securities Purchase Agreement.

During the nine months ended September 30, 2020, the Company issued 1,500,000 shares of common stock for total value of $165,000 in exchange for 34,690 stock options regarding the ambiguity of price adjustment in the event of a reverse split that the Company completed on December 20, 2019.

During the nine months ended September 30, 2020, the Company modified the terms of its promissory note with one investor, which extended the maturity date of its promissory note and the issuance of 500,000 restricted stock with a fair value of $55,000. The recording of this transaction resulted in a loss on debt extinguishment of $55,000 per ASC 470-60 Troubled Debt Restructurings.

The Variable Debentures issued by the Company each have a provision requiring the Company to reserve a variable amount of shares of common stock for when the holder of the Variable Debenture converts.

During the nine months ended September 30, 2019, we issued 4,400 shares of common stock in exchange for $61,106 cash pursuant to the Investment Agreement.

During the nine months ended September 30, 2019, we issued 1,000 shares of common stock in exchange for $10,000 cash pursuant to the Securities Purchase Agreement.

During the nine months ended September 30, 2019, the Company issued 385,636 shares of common stock for the conversion of notes and accrued interest in the amount of $3,018,066.

During the nine months ended September 30, 2019, the Company issued 443 shares of common stock valued at $8,333 related to the extension of outstanding notes.

During the nine months ended September 30, 2019, the Company issued 10,340 shares of common stock with a value of $159,850, related to services.

During the nine months ended September 30, 2019, the Company issued 1,091 shares of common stock with a value of $26,545 as additional consideration for the issuance of two promissory notes totaling $336,000.

Stock Options

The balance of all stock options outstanding as of September 30, 2020, is as follows:

		Weighted Average	Weighted Average Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Options	Per Share	Term (years)	Value
Outstanding at January 1, 2020	99,833	$27.81	2.02	-
Granted	3,000,000	$0.15	1.90	-
Cancelled	(80,232)	$21.86	0.17	-
Exercised	-	$-	-	-
Outstanding at September 30, 2020	3,019,601	$0.50	3.23	$-

Exercisable at September 30, 2020	269,601

The total unrecognized compensation expense amounts to approximately $225,400 and should be recognized evenly over a 32-month period. The weighted average grant date fair value for the nine months ended September 30, 2020 was $0.08.

On June 11, 2020, the Board of Directors approved the issuance of 74,668,000 non-incentive stock options to officers, directors, and key consultants. The key terms and conditions of the award have not been mutually understood and agreed upon, and as a result, the Company has not recognized stock compensation for such award for the nine months ended September 30, 2020.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Warrants

A summary of the status of the warrants granted under these agreements at September 30, 2020, and changes during the nine months then ended is presented below:

	Outstanding Warrants
	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)
Outstanding at January 1, 2020	73,486	$306.28	1.37
Granted	-	$-	-
Cancelled	(16,572)	$406.21	-
Exercised	-	$-
Outstanding at September 30, 2020	56,914	$277.20	0.84

Exercisable at September 30, 2020	56,914	$277.20	0.84

The Company measures the fair value of stock options and warrants issued using the Black Scholes option pricing model using the following assumptions:

	Nine months ended September 30,
	2020	2019

Expected term	1 year	2 years
Exercise price	$0.15	$14.50-$27.90
Expected volatility	231%	199%-242%
Expected dividends	None	None
Risk-free interest rate	0.14%	1.80% to 2.60%
Forfeitures	None	None

Note 8 – Related Party Transactions

One former executive of the Company has entered into note payable agreements with the Company. The balance of notes payable from the related party at September 30, 2020 is $146,000. The notes bear interest at between 10%-12% per annum and initially matured on June 30, 2019. On September 29, 2019, the Company extended the maturity on all outstanding notes to December 31, 2019. During the nine months ended September 30, 2020, the Company paid $19,000 principal to this related party.

As of September 30, 2020, and December 31, 2019, the balance of executives’ deferred compensation is $1,164,575 and $914,853, respectively, of which, $632,257 is related to deferred compensation owed to a former executive of the Company.

As of September 30, 2020, and December 31, 2019, the balance of accounts payable is $14,500 and $0, respectively. Such balance is presented in Accounts payable in the condensed consolidated balance sheets.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Note 9 – Fair Value Measurements

The Company has issued Variable Debentures which contained variable conversion rates based on unknown future prices of the Company’s common stock. This results in a conversion feature. The Company measures the conversion feature using the Black Scholes option pricing model using the following assumptions:

Nine months ended September 30,
	2020	2019

Expected term	1 - 6 months	1 month - 1 year
Exercise price	$0.05-$0.76	$3.90-$12.90
Expected volatility	157%-249%	134%-163%
Expected dividends	None	None
Risk-free interest rate	0.03% to 1.54%	1.72% to 2.87%
Forfeitures	None	None

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

The following table presents changes in the liabilities with significant unobservable inputs (level 3) for the nine months ended September 30, 2020:

Derivative
Liability
Balance December 31, 2019	$10,599,690

Issuance of convertible debt	785,057
Extinguishment following note exchange	(177,422)
Settlements by debt settlement	(1,733,849)
Change in estimated fair value	(6,016,625)

Balance September 30, 2020	$3,456,851

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

The following table presents balances in the liabilities with significant unobservable inputs (Level 3) at September 30, 2020:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

As of September 30, 2020
Derivative liability	$-	$-	$3,456,851	$3,456,851
Total	$-	$-	$3,456,851	$3,456,851

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

Note 11 – Concentrations

Sales

During the nine months ended September 30, 2020, we had two significant customers which accounted for 36% and 20% of sales.

Supplier

We also have a single source for our bioelectric medical devices, which account for 100% of our sales. The interruption of products provided by this supplier would adversely affect our business and financial condition unless an alternative source of products could be found.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Accounts Receivable

At September 30, 2020, we had two customers which accounted for 100% of our account receivable balances.

Note 12 – Subsequent Events

Subsequent to September 30, 2020, an aggregate of 495,085 shares of restricted common stock were issued on the conversion of $15,000 of principal and $4,308 of accrued interest pursuant to Variable Notes.

Subsequent to September 30, 2020, the Company issued 800,000 shares of restricted common stock to one consultant in accordance with the term of its consulting agreement.

Subsequent to September 30, 2020, the Company issued 21,398 shares of common stock at a purchase price of $0.0701for total consideration of $1,500 to one investor.

On November 12,2020, the Company issued a self-amortization promissory note with a one-year maturity in the principal amount of $585,000, for funding of $106,692 and retirement of previously issued note with the same investor for $440,000. As inducement, the Company issued 355,000 restricted shares of the Company’s common stock.

As a result of these issuances, the total number of common shares outstanding is 18,975,435, Preferred B shares outstanding is 600, Preferred C shares outstanding is 763 and Preferred D shares outstanding is 305.

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

The Company’s non-invasive Electroceutical® therapeutics device, SofPulse®, using pulsed short wave radiofrequency at 27.12 MHz has been FDA-Cleared and CE Marked for the palliative treatment of soft tissue injuries and post-operative plain and edema, and has CMS National Coverage for the treatment of chronic wounds. The Company’s current portfolio of pre-clinical stage Electroceutical® therapeutics devices address chronic kidney disease, liver disease non-alcoholic steatohepatitis (NASH), cardiovascular and peripheral artery disease (PAD) and ischemic stroke.

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

Critical Accounting Policies

A summary of our significant accounting policies is included in Note 1 of the “Notes to the Consolidated Financial Statements,” contained in our Form 10-K for the year ended December 31, 2019. Management believes that the consistent application of these policies enables us to provide users of the financial statements with useful and reliable information about our operating results and financial condition. The summary condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require us to make estimates and assumptions. We did not experience any significant changes during the nine months ended September 30, 2020 in any of our Critical Accounting Policies from those contained in our Form 10-K for the year ended December 31, 2019.

New Accounting Pronouncements

See Note 1 of Notes to Condensed Consolidated Financial Statements for further discussion of new accounting standards that have been adopted or are being evaluated for future adoption.

Results of Operations

Three Months ended September 30, 2020 and 2019

	Three Months Ended September 30,		Favorable
	2020	2019	(Unfavorable)%

Revenue	$39,980	$54,039	$(14,059)	-26.0%
Cost of revenue	760	8,925	8,165	91.5%
Gross profit	39,220	45,114	(5,894)	-13.1%

Operating expenses	986,019	1,336,377	350,358	26.2%

Loss from operations	(946,799)	(1,291,263)	344,464	26.7%

Other expense	(122,242)	(114,933)	(7,309)	-6.4%

Net loss	$(1,069,041)	$(1,406,196)	$337,155	24.0%

Revenue

Revenue of the Company’s SofPulse® product during the three months ended September 30, 2020 was $39,980, a decrease of $14,059, or 26%, compared to $54,039 for the three months ended September 30, 2019.

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

Cost of Revenue

Cost of revenue during the three months ended September 30, 2020 was $760, a decrease of $8,165 or 91.5% compared to $8,925 for the three months ended September 30, 2019. Cost of revenue is recognized on those sales recorded as gross for which we are the principal in the transaction as opposed to net sales which reflect no cost of revenue.

It is anticipated that cost of revenue will increase in future quarters as the roll out of the SoftPulse® product continues.

Operating Expenses

Operating expenses decreased by $350,358 or 26.2%, to $986,019 for the three months ended September 30, 2020 compared to $1,336,377 for the three months ended September 30, 2019. This change was due primarily to a decrease in consulting fees of approximately $0.2 million, a decrease in professional fees of approximately $0.2 million.

Other Expense

Other expense for the quarter ended September 30, 2020 was an expense of $122,242 compared to expense of $114,933 for the quarter ended September 30, 2019. The change in the balance is not considered material.

Nine Months ended September 30, 2020 and 2019

	Nine Months Ended September 30,		Favorable
	2020	2019	(Unfavorable)%

Revenue	$154,296	$161,720	$(7,424)	-4.6%
Cost of revenue	18,320	46,209	27,889	60.4%
Gross profit	135,976	115,511	20,465	17.7%

Operating expenses	2,364,213	3,194,586	830,373	26.0%

Loss from operations	(2,228,237)	(3,079,075)	850,838	27.6%

Other income (expense)	3,862,963	(8,570,892)	12,433,855	145.1%

Net income (loss)	$1,634,726	$(11,649,967)	$13,284,693	114.0%

Revenue

Revenue of the Company’s SofPulse® product during the nine months ended September 30, 2020 was $154,296, a decrease of $7,424, or -4.6%, compared to $161,720 for the nine months ended September 30, 2019.

Revenues for our SofPulse® product is typically recognized at the time the product is shipped, at which time the title passes to the customer, and there are no further performance obligations.

We anticipate that revenue will continue to increase in future periods as the roll out of the SofPulse® product continues.

Cost of Revenue

Cost of revenue during the nine months ended September 30, 2020 was $18,320, a decrease of $27,889 or 60.4% compared to $46,209 for the nine months ended September 30, 2019. Cost of revenue is recognized on those sales recorded as gross for which we are the principal in the transaction as opposed to net sales which reflect no cost of revenue. It is anticipated that cost of revenue will increase in future quarters as the roll out of the SoftPulse® product continues.

Operating Expenses

Operating expenses decreased by $830,373 or 26.0%, to $2,364,213 for the nine months ended September 30, 2020 compared to $3,194,586 for the nine months ended September 30, 2019. This change was due primarily to a decrease in consulting fees of approximately $0.5 million and a decrease in professional fees of approximately $0.3 million.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2020 was an income of $3,862,963 compared to an expense of $8,570,892 for the nine months ended September 30, 2019. This change was due primarily to a change in valuation of our derivative liabilities of approximately $10.8 million coupled with a decrease in interest expense of approximately $2.3 million. We anticipate continued large fluctuations in other income (expense) as a result of quarterly re-evaluation of derivative liabilities.

Liquidity and Capital Resources

	As of		Favorable
	September 30, 2020	December 31, 2019	(Unfavorable)
Working Capital

Current assets	$8,625	$62,555	$(53,930)
Current liabilities	15,339,386	23,623,470	8,284,084
Working capital deficit	$(15,330,761)	$(23,560,915)	$8,230,154

Long-term debt	$155,000	$155,000	$-

Stockholders’ deficit	$(12,762,282)	$(20,503,820)	$7,741,538

	Nine Months Ended September 30,		Favorable
	2020	2019	(Unfavorable)
Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(548,734)	$(2,232,626)	$1,683,892
Investing activities	$-	$(2,594)	$2,594
Financing activities	$532,424	$1,861,106	$(1,328,682)

	As of		Favorable
	September 30, 2020	December 31, 2019	(Unfavorable)
Balance Sheet Select Information

Cash	$2,583	$18,893	$(16,310)

Accounts payable and accrued expenses	$5,781,162	$4,348,219	$(1,432,943)

Since inception and through September 30, 2020, the Company has raised approximately $0.6 million in equity and debt transactions. These funds have been used to commence the operations of the Company to acquire and begin the development of its intellectual property portfolio. These activities include attending trade shows and corporate development. Our accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these condensed consolidated financial statements. The Company has incurred substantial losses since inception. Its current liabilities exceed its current assets and available cash is not sufficient to fund expected future operations. The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern. To reduce the risk of not being able to continue as a going concern, management is commercializing its FDA cleared and CE marked products and has commenced its business plan to materialize revenues from potential, future, license agreements, has raised capital through the sale of its common stock and is seeking out profitable companies. Our cash on hand at September 30, 2020 was less than $3,000. This will be insufficient to fund operations if additional capital is not raised. The Company raised an aggregate of $ 551,424 through the sale of equity and debt securities during the nine months ended September 30, 2020.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that as of September 30, 2020 our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended September 30, 2020. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Item 1A. Risk Factors.

We are a Smaller Reporting Company (as defined in Rule 12b-2 of the Exchange Act) and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Number of
Common Shares	Source of
Issued	Payment	Amount
133,334	Conversion Series C Preferred	$13,333
759,669	Conversion of notes	$70,410
1,500,000	Exchange of options	$165,000
360,000	Services	$36,000
500,000	Exchange note inducement	$55,000
1,234,568	Issuance for cash	100,000
385,963	Commitment shares	42,379

The above issuances of securities during the three months ended September 30, 2020 were exempt from registration pursuant to Section 4(2), and/or Regulation D promulgated under the Securities Act. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

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

Dated: November 19, 2020	Endonovo Therapeutics, Inc.

	By:	/s/ Alan Collier
Alan Collier
Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

