Form 10-K
period 2020-12-31
ENDONOVO THERAPEUTICS, INC.
filed 2021-04-13
CIK 1528172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020.

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

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934: None.

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

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

Yes [X] No [  ]

11Indicate by check mark whether the registrant is a large-accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large-accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large-accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes [  ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $766,959 as of the last business day of the fiscal quarter ended June 30, 2020 based on the closing price $0.107 per share for the common stock on such date as traded on the OTCQB.

As of April 13, 2021, the registrant had 53,576,135 shares of its common stock, par value $0.0001 per share, outstanding.

FORWARD-LOOKING STATEMENTS

When used in this Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding events, conditions and financial trends which may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements for various reasons.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. Except as required under federal securities laws and the rules and regulations of the United States Securities and Exchange Commission, the Company does not undertake, and specifically declines, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.

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

IP Resources International, Inc. began operations on September 1, 2011 and was formally incorporated on October 17, 2011.

Reverse Acquisition

On March 14, 2012, we entered into a Share Exchange Agreement (“Agreement”) with IPR and certain of its shareholders. Under the Agreement, each participating IPR shareholder exchanged all of their issued and outstanding IPR common shares totaling 33,234,294, free and clear of all liens, and $155,000 for Company common shares equal to 1.2342 times the number of IPR shares being transferred to the Company for a total of 410 of our shares. The $155,000 was not paid at closing. The Company recorded the $155,000 as acquisition payable. IPR agreed to make payments of up to 25% of the proceeds from any private placement or gross profits earned by IPR until the obligation is satisfied. The percentage of the proceeds to be paid is at the sole discretion of IPR’s Chief Executive Officer and the ex-Chief Executive Officer of the Company based on the liquidity of the Company.

As a result of the Agreement, the former shareholders of IPR, immediately post acquisition owned approximately 89% of the Company and its officers and directors constituted the majority of the officers and directors of the Company. Since the shareholders, officers and directors of IPR have control of the Company, the acquisition constitutes a reverse acquisition, so IPR was the accounting acquirer and we were the accounting acquiree. For legal purposes, we are the legal parent and IPR is the legal subsidiary.

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

Acquisition of WeHealAnimals, Inc.

On November 16, 2013, the Company entered into an Acquisition Agreement (the “Acquisition Agreement”) with (i) WeHealAnimals, Inc. (“WHA”) and (ii) the sole shareholder of WHA (the “Shareholder”) pursuant to which the Company acquired all of the outstanding shares of WHA in exchange for the issuance of 3 shares of our common stock (3,000 shares pre- reverse split), par value $0.0001 per share and $96,000 to the Shareholder (the “Share Exchange”). As a result of the Share Exchange, WHA became a wholly owned subsidiary of the Company and all of the equity of WHA including its and its sole shareholder’s intellectual property became the property of the Company. This obligation was fully paid on December 15, 2015 through the issuance of 350 shares of stock (350,000 pre-reverse split) to Shareholder. WHA is a Nevada corporation with intellectual property in the fields of bio-technology, including its biologics and time-varying electromagnetic frequencies with potential applications on people and animals that management believes can be developed to the benefit of the Company and its shareholders. WHA’s sole shareholder was formerly Chairman and Chief Scientist of Regenetech, Inc. Regenetech was acquired by a company that wanted its technology, biomolecules grown in microgravity, for use in cosmetics. WHA’s sole shareholder left Regenetech with exclusive rights to this proprietary square wave form technology and stem cell technologies, including the patents and patent applications relating thereto.

Other than in respect to the transaction, there is no material relationship between WHA’s sole stockholder and any of the Company’s affiliates, directors or officers.

Acquisition of Rio Grande Assets

On December 22, 2017, we acquired intellectual property and other assets (the “RGN Assets”) from Rio Grande Neurosciences, Inc. (RGN). The price was $4,500,000 of which we paid $3,000,000 in cash and delivered a $1,500,000 secured promissory note due November 30, 2018 and security agreement. Before such note was due, the note was assigned to Eagle Equities, LLC (“Eagle”) its due date was extended to November 30, 2019, and it was made convertible into our common stock at a price related to our common stock’s market price at the time of conversion. The maturity date was then extended to December 31, 2021. The RGN Assets relate to RGN’s PEMF portfolio of intellectual property, including 27 issued patents with foreign patent protection covering the therapeutic use of PEMF as well as the treatment of various central nervous system disorders. We intend to initiate and fund future clinical trials to evaluate the further use of PEMF in the treatment of central nervous system disorders, including traumatic brain injury, post-concussion syndrome, stroke and multiple sclerosis. However, no assurance can be given that we will be successful in these endeavors or that the results of any tests will indicate further development of the RGN Assets.

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

Present Development Plans

We now are a biotechnology company developing bioelectronic devices and cell therapies for regenerative medicine and a commercial-stage developer of non-invasive wearable Electroceuticals™ therapeutic devices.

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

Implantable Electroceuticals® Devices, and

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

Current Product Being Sold – SofPulse®

In clinical trials, the SofPulse® device has proven to reduce mean pain scores by nearly 300% and inflammation by 275% thereby improving and reducing recovery time. Additionally, active patients have experienced a 2.2-fold reduction in narcotic use. The SofPulse® delivers tPEMF to enhance post-surgical recovery, naturally. Since the SofPulse® is non-invasive and non-pharmacologic, there are no known side effects and no potential for overdose or dependency AND no effects on healthy tissue.

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

Sales & Marketing

Endonovo’s strategy is to establish relationships with third parties, such as sales organizations, distributors and marketing coordinators, that assist us in developing, marketing, selling and implementing our products.

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

Endonovo also is utilizing Key Opinion Leaders (KOLs) and Scientific Advisory Board Members (SABs) within the medical community to develop a sales-channel recommendation to other physicians/surgeons.

Competition

The pain management market is intensely competitive, highly fragmented and characterized by rapidly changing technology and drugs. We currently compete with other medical device manufacturers as well as pharmaceutical companies that have developed drugs many which are considered addictive.

Employees

The Company does not have any employees. However, we have retained approximately 12 individuals as independent contractors that are involved in business development and sales, research & development and administrative functions.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 1B. Unresolved Staff Comments.

Not applicable because we are a smaller reporting company.

Item 2. Properties.

We have one office located in Southern California. We believe such office is adequate for our present needs.

Item 3. Legal Proceedings.

We are a defendant in a case entitled Auctus Fund, LLC v. Endonovo Therapeutics, Inc. et.al 20-cv-11286-PBS filed in the Federal District Court in Massachusetts in July 2020. The complaint seeks damages related to a variable rate dated in August 2019 in the original amount of $275,250 and alleges various counts of State and Federal securities laws violations, breach of contract, fraud, consumer fraud and other claimed theories of damages while claiming damages in excess of $500,000, other unspecified damages and attorney fees. The Company is vigorously defending the action and as filed an answer with counterclaims. While the matter is in its early stages and there are always uncertainties in litigation, management does not believe that the litigation will result in a finding significantly averse to the Company. Otherwise, we are not party to any material legal proceeding. Due to the nature of our business, we may become active in litigation relating to the defense or assertion of our patent rights or other corporate matters. Refer to Note 9 Commitments and Contingencies for further discussion.

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

	Closing Price
	High	Low

Year Ended December, 2019
First Quarter	$39.50	$16.50
Second Quarter	$21.70	$10.00
Third Quarter	$18.66	$6.20
Fourth Quarter	$10.70	$1.30

Year Ended December, 2020
First Quarter	$0.11	$3.90
Second Quarter	$0.01	$0.38
Third Quarter	$0.08	$0.15
Fourth Quarter	$0.02	$0.10

Approximate Number of Equity Security Holders

As of April 8, 2021, there were approximately 423 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes contained elsewhere in this 10-K. The financial statements contained elsewhere in this 10-K fully represent the Company’s financial condition and operations; however, they are not indicative of the Company’s future performance. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this 10-K.

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

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks discussed in prior filings, in press releases and in other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Impairment of Other Intangible and Long-Lived Assets

The Company accounts for its intangible assets under the provisions of ASC 350, “Intangibles - Goodwill and Other”. In accordance with ASC 350, intangible assets with a definite life are analyzed for impairment under ASC 360-10-05 “Property, Plant and Equipment” and intangible assets with an indefinite life are analyzed for impairment under ASC 360 annually, or more often if circumstances dictate. The Company performs its annual simplified impairment test in the fourth quarter of each year. The Company reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. If impairment is indicated, the asset is written down to its estimated fair value.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in “Leases (Topic 840)” and generally requires all leases to be recognized in the consolidated balance sheet. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach. The Company has adopted ASU 2016-02 on January 1, 2019. The adoption of ASU 2016-02 did not have a significant impact on the Company’s consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. Effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this Update. Any entity is permitted to early adopt any removed or modified disclosures upon issuance of this Update and delay adoption of the additional disclosures until their effective date. The Company adopted ASU 2018-13 as of January 1, 2020 and ASU 2018-13 has not had a material impact on the consolidated financial statements.

In August 2020, the FASB issued “ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)” which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition is permissible for the adoption of this standard. Update No. 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted no earlier than the fiscal year beginning after December 15, 2020. The Company is currently evaluating the potential impact on its consolidated financial statements.

Results of Operations

Results of Operations Year Ended December 31, 2020 vs. Year Ended December 31, 2019

	Year Ended December 31,		Favorable
	2020	2019	(Unfavorable)%

Revenue	$165,796	$310,164	(144,368)	(46.5)
Cost of revenue	65,369	93,385	28,016	30.0
Gross profit	100,427	216,779	(116,352)	(53.7)

Operating expenses	3,012,625	4,025,851	1,013,226	25.2

Loss from operations	(2,912,198)	(3,809,072)	896,874	23.5

Other income (expense)	2,516,614	(13,505,432)	16,022,046	118.6

Net loss	$(395,584)	$(17,314,504)	$16,918,920	97.7

Revenue

Revenue of the Company’s SofPulse® product during the current year decreased by $144,368 or 46.5% compared to the previous year.

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

Cost of Revenue

Cost of revenue decreased by $28,016 or 30.0% from the previous year to $65,369 during the current year compared to $93,385 during the previous year. Cost of revenue is recognized on those sales recorded as gross for which we are the principal in the transaction as opposed to net sales which reflect no cost of revenue.

It is anticipated that cost of revenue will increase in future periods as the roll out of the SofPulse® product continues.

Operating Expenses

Our operating expenses decreased by $1,013,226 or 25.2% to $3,012,625 in 2020 compared to $4,025,851 for 2019. The operating expenses were comprised primarily of consulting and professional fees for the development of our intellectual property, research and development, expenses related to being a public company and depreciation and amortization expenses. This change was due primarily to a decrease in consulting fees of approximately $0.5 million, a decrease in professional fees of approximately $0.4 million and a decrease in research of development of $0.1 million.

Depreciation and Amortization

We incur depreciation and amortization expense for costs related to our assets, including our patents, information technology and software. Our depreciation and amortization was $651,247 in 2020 compared to $650,315 in 2019. There were no equipment purchases or sales during 2020.

Other Income / Expense

Other Income was $2,516,614 in 2020 compared to expense of $13,505,432 in 2019. The decrease in other expense during our fiscal year 2020 was primarily the result of re-valuations to reflect liability accounting for convertible notes issued with variable conversion rates. This change was due primarily to a decrease in interest expense and the amortization of debt issuance costs and amortization of approximately $4.0 million and a change in valuation of our derivative liabilities of approximately $13.1 million.

Liquidity and Capital Resources

	As of December 31,		Increase
	2020	2019	(Decrease)
Working Capital

Current assets	$46,187	$62,555	$(16,368)
Current liabilities	16,825,821	23,623,470	(6,797,649)
Working capital deficit	$(16,779,634)	$(23,560,915)	$6,781,281

Long-term debt	$155,000	$155,000	$-

Stockholders’ deficit	$(14,373,786)	$(20,503,820)	$6,130,034

	For Year Ended December 31,		Increase
	2020	2019	(Decrease)
Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(741,590)	$(2,541,007)	$1,799,417
Investing activities	$-	$(2,594)	$2,594
Financing activities	$736,117	$2,183,343	$(1,447,226)

	As of December 31,		Increase
	2020	2019	(Decrease)
Balance Sheet Select Information

Cash	$13,420	$18,893	$(5,473)

Accounts payable and accrued expenses	$5,989,185	$4,348,219	$(1,640,966)

Since inception and through December 31, 2020, the Company has raised approximately $16.9 million in equity and debt transactions. These funds have been used to advance the operations of the Company, build its bio-medical platform, patent work and general corporate development. Our accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these consolidated financial statements. However, the Company has incurred substantial losses. Our current liabilities exceed our current assets and available cash is not sufficient to fund the expected future operations. The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern. To reduce the risk of not being able to continue as a going concern, management has implemented its business plan to materialize revenues from sales and future license agreements and has also initiated an equity line of credit offering to raise capital through the sale of its common stock and has engaged an Investment Banker to raise additional capital. Although, uncertainty exists as to whether the Company will be able generate enough cash from operations to fund the Company’s working capital needs or raise sufficient capital to meet the Company’s obligations as they become due, no adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty. Our cash on hand at December 31, 2020 was $13,420. This will not be sufficient to fund operations if additional capital is not raised. The Company raised an aggregate of $0.3 million through the sale of equity and debt securities since December 31, 2020 through the date of this report.

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

Unregistered Sales of Equity Securities

During the year ended December 31, 2020, we issued the following unregistered equity securities:

Number of
Common Shares	Source of
Issued	Payment	Amount
2,813,250	Conversion of Preferred Series C	$1,400,934
14,557,343	Conversion of notes	$3,339,109
1,500,000	Exchange of options for restricted shares	$165,000
1,206,398	Services	$109,800
1,264,000	Note modification inducement	$137,995
771,926	Commitment shares	$97,920
1,234,568	Issuance for cash	$100,000

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

AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Endonovo Therapeutics, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Endonovo Therapeutics, Inc. and Subsidiaries (the Company) as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes to the consolidated financial statements (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has continued to incur significant operating losses and negative cash flows from operations, during the year ended December 31, 2020 and has negative working capital at December 31, 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Instruments with Embedded Conversion Features

Description of the Matter

As discussed in Note 1 to the Consolidated Financial Statements, the Company issues instruments with embedded conversion features. These embedded conversion features result in a derivative liability that is measured at fair value.

Auditing derivative liability is complex and highly judgmental due to the variability and uncertainty associated with the Company’s assessment of estimates used in calculating the value of the derivative liability. Changes in these estimates would have a significant effect on the valuation of the derivative liability and the related change in fair value of derivative liability.

How We Addressed the Matter in Our Audit

To test the derivative liability, our audit procedures included, among others, evaluating the appropriateness of the Company’s accounting policy for instruments with embedded conversion features and the estimates and assumptions used in calculating the fair value of the derivative liability. We evaluated whether the methods used to calculate the fair value of the derivative liability were applied consistently. We also tested the completeness and accuracy of the underlying data used for the fair value measurement.

/s/ Rose, Snyder & Jacobs LLP

We have served as the Company’s auditor since 2008.

Encino, California

April 13, 2021

Endonovo Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31,

	2020	2019
ASSETS
Current assets:
Cash	$13,420	$18,893
Accounts receivable, net of allowance for doubtful accounts of $0	942	22,742
Prepaid expenses and other current assets	31,825	20,920
Total current assets	46,187	62,555

Property Plant and Equipment, net	1,580	5,915
Patents, net	2,559,268	3,206,180
Total assets	$2,607,035	$3,274,650

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$700,932	$599,470
Accrued interest	1,904,136	1,317,376
Deferred compensation	3,384,117	2,431,373
Notes payable, net of discounts of $201,157 as of December 31, 2020 and $12,649 as of December 31, 2019	6,491,039	6,697,146
Notes payable – former related party	143,000	165,000
Derivative liability	4,202,597	10,599,690
Series C preferred stock liability, net of discounts of $766 at December 31, 2019	-	1,813,415
Total current liabilities	16,825,821	23,623,470

Acquisition payable	155,000	155,000
Total liabilities	16,980,821	23,778,470
COMMITMENTS AND CONTINGENCIES, note 9
Shareholders’ deficit
Super AA super voting preferred stock, $0.001 par value; 1,000,000 authorized and 25,000 issued and outstanding at December 31, 2020 and December 31, 2019	25	25
Series B convertible preferred stock, $0.0001 par value; 50,000 shares authorized and 600 issued and outstanding at December 31, 2020 and December 31, 2019	1	1
Series C convertible preferred stock, 8,000 shares authorized, 763 and 1,814 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	-	-
Series D convertible preferred stock, $0.0001 par value; 20,000 shares authorized and 305 and 255 issued and outstanding at December 31, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.0001 par value; 2,500,000,000 shares authorized; and 24,536,689 and 1,189,204 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	2,453	118
Additional paid-in capital	38,963,827	32,432,392
Stock subscriptions	(1,570)	(1,570)
Accumulated deficit	(53,338,522)	(52,934,786)
Total shareholders’ deficit	(14,373,786)	(20,503,820)
Total liabilities and shareholders’ deficit	$2,607,035	$3,274,650

See accompanying summary of accounting policies and notes to consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31,

	2020	2019(*)

Revenue	$165,796	$310,164
Cost of revenue	65,369	93,385
Gross profit	100,427	216,779

Operating expenses	3,012,625	4,025,851
Loss from operations	(2,912,198)	(3,809,072)

Other income (expense)
Change in fair value of derivative liability	5,607,213	(7,488,690)
Gain (loss) on extinguishment of debt	(555,430)	73,503
Other expense, net	(452,095)	-
Interest expense, net	(2,083,074)	(6,090,245)
Total other income (expense)	2,516,614	(13,505,432)

Loss before income taxes	(395,584)	(17,314,504)

Provision for income taxes	-	-

Net loss	$(395,584)	$(17,314,504)

Basic and diluted loss per share	$(0.03)	$(24.83)
Weighted average common share outstanding:
Basic and diluted	12,215,844	697,305

See accompanying summary of accounting policies and notes to consolidated financial statements.

(*) The consolidated financial statements have been retroactively restated to reflect the 1,000-for-1-reverse stock split that occurred on December 20, 2019.

Endonovo Therapeutics, Inc. and Subsidiaries

Consolidated Statement of Stockholders Deficit

For the Years Ended December 31, 2020 and 2019

	Series AA		Series B Convertible		Series D Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Subscription	Retained	Shareholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Earnings	Deficit

Balance December 31, 2018	25,000	$25	600	$1	-	$-	431,063	$43	$24,229,945	$(1,570)	$(35,620,282)	$(11,391,838)

Shares issued for cash (*)	-	-	-	-	-	-	17,900	1	168,342	-	-	168,343
Shares issued for services (*)	-	-	-	-	-	-	10,340	1	159,849	-	-	159,850
Shares issued with lock-up agreements (*)	-	-	-	-	-	-	310	-	3,788	-	-	3,788
Shares issued for conversion of notes payable and accrued interest (*)	-	-	-	-	-	-	728,057	73	7,533,245	-	-	7,533,318
Shares issued for Preferred Series D	-	-	-	-	255	-	-	-	255,000	-	-	255,000
Valuation of stock issued with notes payable (*)	-	-	-	-	-	-	1,091	-	26,545	-	-	26,545
Valuation of warrants issued with Preferred Series C	-	-	-	-	-	-	-	-	16,333	-	-	16,333
Valuation of warrant and stock options issued for services	-	-	-	-	-	-	-	-	31,012	-	-	31,012
Valuation of common stock issued for extension of notes (*)	-	-	-	-	-	-	443	-	8,333	-	-	8,333
Net loss for the year ended December 31, 2019	-	-	-	-	-	-	-	-		-	(17,314,504)	(17,314,504)
Balance December 31, 2019	25,000	25	600	1	255	-	1,189,204	118	32,432,392	(1,570)	(52,934,786)	(20,503,820)

(*) The consolidated financial statements have been retroactively restated to reflect the 1,000-for-1-reverse stock split that occurred on December 20, 2019.

Endonovo Therapeutics, Inc. and Subsidiaries

Consolidated Statement of Stockholders Deficit

For the Years Ended December 31, 2020 and 2019

	Series AA		Series B Convertible		Series D Convertible		Series C Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Subscription	Retained	Shareholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Earnings	Deficit

Balance December 31, 2019	25,000	$25	600	$1	255	$-	-	-	1,189,204	$118	$32,432,392	$(1,570)	$(52,934,786)	$(20,503,820)

Reclassification Preferred Series C	-	-	-	-	-	-	1,814	-	-	-	2,418,269	-	-	2,418,269
Shares issued for Preferred Series D	-	-	-	-	50	-	-	-	-	-	50,000	-	-	50,000
Shares issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	14,557,343	1,456	3,337,653	-	-	3,339,109
Shares issued for conversion of Preferred Series C to common share	-	-	-	-	-	-	(1,051)	-	2,754,822	276	(151)	-	-	125
Valuation of stock options issued for services	-	-	-	-	-	-	-	-	-	-	57,400	-	-	57,400
Shares issued for exchange of stock options	-	-	-	-	-	-	-	-	1,500,000	150	164,850	-	-	165,000
Shares issued as inducement to note holder	-	-	-	-	-	-	-	-	855,000	85	79,055	-	-	79,140
Common stock issued for services	-	-	-	-	-	-	-	-	1,206,398	120	109,680	-		109,800
Restricted shares issued as inducement to Series C	-	-	-	-	-	-	-	-	58,428	6	8,146	-	(8,152)	-
Common stock issued with exchange of convertible notes	-	-	-	-	-	-	-	-	409,000	41	58,814	-	-	58,855
Commitment shares	-	-	-	-	-	-	-	-	771,926	78	97,842	-		97,920
Common stock issued for cash									1,234,568	123	99,877	-	-	100,000
Beneficial conversion feature on convertible note	-	-	-	-	-	-	-	-	-	-	50,000	-	-	50,000
Net loss for the year ended December 31, 2020	-	-	-	-	-	-	-	-	-	-	-	-	(395,584)	(395,584)
Balance December 31, 2020	25,000	25	600	1	305	-	763	-	24,536,689	2,453	38,963,827	(1,570)	(53,338,522)	(14,373,786)

See accompanying summary of accounting policies and notes to consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2020 and 2019

	2020	2019
Operating activities:
Net loss	$(395,584)	$(17,314,504)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	651,247	650,315
Amortization of discount on Series C Preferred stock liability	248	196,269
Non-cash increase to convertible notes principal (included in interest expense)	452,095	-
Non-cash interest and fees	1,032,358	2,654,071
Stock compensation expense	456,519	194,652
Amortization of note discount and original issue discount	225,171	2,044,940
Change in fair value of derivative liability	(5,607,213)	7,488,690
Loss (gain) on extinguishment of debt	555,430	(73,503)
Changes in assets and liabilities:
Accounts receivable	21,800	(19,397)

Prepaid expenses and other current assets	(10,905)	(20,920)
Accounts payable	94,202	442,082
Accrued interest	830,298	1,030,682
Deferred compensation	952,744	185,616
Net cash used in operating activities	(741,590)	(2,541,007)

Investing activities:
Acquisition of property and equipment	-	(2,594)
Net cash used in investing activities	-	(2,594)

Financing activities:
Proceeds from the issuance of notes payable	608,117	1,995,000
Repayments on former related party advances	(22,000)	(105,000)
Proceeds from issuance of common stock	100,000	168,343
Payment on notes payable	-	(130,000)
Proceeds from issuance of preferred shares	50,000	255,000

Net cash provided by financing activities	736,117	2,183,343

Net decrease in cash	(5,473)	(360,258)
Cash, beginning of year	18,893	379,151
Cash, end of year	$13,420	$18,893

Supplemental disclosure of cash flow information:
Cash paid for interest	$25,747	$17,000
Cash paid for income taxes	$-	$-
Cash paid for Preferred C dividends	$-	$115,115
Non-Cash Investing and Financing Activities:
Conversion of notes payable and accrued interest to common stock	$1,493,413	$3,645,956
Conversion of Preferred C stock to common stock	1,400,934	-
Value of derivative liability from transfer to equity upon conversion of notes payable and accrued interest	$1,879,398	$3,960,864
Exchange of note and accrued interest to new convertible note	316,494	-
Issuance of common stock to Preferred C Stock inducement	$8,152	$-
Conversion of notes payable to redeemable preferred stock	$-	$94,000

See accompanying summary of accounting policies and notes to consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

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

Going Concern

These accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for a period following the date of these consolidated financial statements. The Company has recurring net losses, negative cash flows from operations and working capital deficits. The Company has raised approximately $ 0.7 million in debt and equity financing for the year ended December 31, 2020. The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty. To reduce the risk of not being able to continue as a going concern, management has implemented its business plan to materialize revenues from potential, future, license agreements, has initiated an equity line of credit offering to raise capital through the sale of its common stock, has engaged a broker/dealer to raise additional capital.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Reverse Split

In October 2019, the Company’s Board of Directors and stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to effect a 1,000-for-1 reverse split of the Company’s common stock, which was effected on December 20, 2019. The par value of the common stock was not adjusted as a result of the reverse stock split. Accordingly, all common stock, stock options, warrants and related per share amounts have been retroactively adjusted to give effect to the reverse split for the year ended December 31, 2019.

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents. Cash is deposited with what we believe are highly credited, quality institutions. The deposited cash may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. At December 31, 2020, the Company does not hold any cash in excess of FDIC limits.

Accounts Receivable

The Company uses the specific identification method for recording the provision for doubtful accounts, which was $0 at December 31, 2020 and 2019. Accounts receivable are written off when all collection attempts have failed.

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

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The Company measured equity-based compensation using the Black-Scholes option valuation model using the following assumptions:

	For Year Ending December 31,
	2020	2019

Expected term	1.38 years	4 years
Exercise price	$0.15	$11.60
Expected volatility	231.10%	349.60%
Expected dividends	None	None
Risk-free interest rate	0.14%	2.28%
Forfeitures	None	None

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

Research and Development

Costs relating to the development of new products are expensed as research and development as incurred in accordance with FASB Accounting Standards Codification (“ASC”) 730-10, Research and Development. Research and development costs amounted to $3,283 and $153,126 for the years ended December 31, 2020 and 2019, respectively, and are included in operating expenses in the consolidated statements of operations.

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

The following table presents changes in the liabilities with significant unobservable inputs (Level 3) for the years ended December 31, 2020 and 2019:

	Fair Value Measurements at December 31, 2020 Using
	Quoted Prices in Active Markets for	Significant Other Observable	Significant Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Derivative liability	$-	$-	$4,202,597	$4,202,597
Total	$-	$-	$4,202,597	$4,202,597

	Fair Value Measurements at December 31, 2019 Using
	Quoted Prices in Active Markets for	Significant Other Observable	Significant Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Derivative liability	$-	$-	$10,599,690	$10,599,690
Total	$-	$-	$10,599,690	$10,599,690

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following table presents changes in the liabilities with significant unobservable inputs (Level 3) for the years ended December 31, 2020 and 2019:

Derivative
Liability
Balance December 31, 2018	$4,426,026

Issuance of convertible debt	2,645,838
Settlements by debt extinguishment	(3,960,864)
Change in estimated fair value	7,488,690

Balance December 31, 2019	$10,599,690

Issuance of convertible debt	1,244,898
Extinguishment following note exchange	(177,422)
Settlements by debt extinguishment	(1,857,356)
Change in estimated fair value	(5,607,213)

Balance December 31, 2020	$4,202,597

Derivative Liability

The Company issued Variable Debentures during the years ended December 31, 2020 and 2019, which contained variable conversion rates based on unknown future prices of the Company’s common stock. This resulted in a derivative liability. The Company measures the derivative liability using the Black-Scholes option valuation model using the following assumptions:

For Year Ending December 31,
	2020	2019

Expected term	1 – 6 months	1 month-1 year
Exercise price	$0.01-$0.76	$0.65-$12.87
Expected volatility	110.04%-248.90%	133.50%-166.00%
Expected dividends	None	None
Risk-free interest rate	0.03%-1.54%	1.51%-2.87%
Forfeitures	None	None

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

Recent Accounting Standard Updates

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in “Leases (Topic 840)” and generally requires all leases to be recognized in the consolidated balance sheet. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach. The Company has adopted ASU 2016-02 on January 1, 2019. The adoption of ASU 2016-02 did not have a significant impact on the Company’s consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. Effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this Update. Any entity is permitted to early adopt any removed or modified disclosures upon issuance of this Update and delay adoption of the additional disclosures until their effective date. The Company has not yet selected a transition method, nor has it determined the effect of the standard on its ongoing financial reporting.

In August 2020, the FASB issued “ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)” which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition is permissible for the adoption of this standard. Update No. 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted no earlier than the fiscal year beginning after December 15, 2020. The Company is currently evaluating the potential impact on its consolidated financial statements.

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

We routinely plan on entering into contracts with customers that include general commercial terms and conditions, notification requirements for price increases, shipping terms and in most cases prices for the products and services that we offer. Our performance obligations are established when a customer submits a purchase order notification (in writing, electronically or verbally) for goods and services, and we accept the order. We identify performance obligations as the delivery of the requested product or service in appropriate quantities and to the location specified in the customer’s contract and/or purchase order. We generally recognize revenue upon the satisfaction of these criteria when control of the product or service has been transferred to the customer at which time, we have an unconditional right to receive payment. Our sales and sale prices are final and our prices are not affected by contingent events that could impact the transaction price.

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

During the year ended December 31, 2020, we recognized gross revenue of $165,796 from products we sold as a principal in the transaction.

Sources of Revenue

We have identified the following revenues disaggregated by revenue source:

1.	Plastic Surgeons

2.	Wound Care Facilities

3.	Hospitals

4.	Other Physicians

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

As of December 31, 2020, and 2019 the sources of revenue were as follows:

	Year Ended
	December 31,
	2020	2019

Direct sales- Plastic surgeons, gross	165,796	310,164
Total sources of revenue	$165,796	$310,164

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

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Note 3- Property and Equipment

The following is a summary of equipment, at cost, less accumulated depreciation at December 31, 2020 and 2019:

	As of December 31,
	2020	2019

Autos	$64,458	$64,458
Medical equipment	13,969	13,969
Other equipment	11,367	11,367
	89,794	89,794
Less accumulated depreciation	88,214	83,879
	$1,580	$5,915

Depreciation expense for the years ended December 31, 2020 and 2019 was $4,335 and $3,405, respectively.

Note 4 – Patents

In December 2017, we acquired from RGN a patent portfolio for $4,500,000. The earliest patent expires in 2024. The following is a summary of patents less accumulated amortization at December 31, 2020 and 2019:

	December 31,
	2020	2019

Patents	$4,500,000	$4,500,000

Less accumulated amortization	1,940,732	1,293,820

	$2,559,268	$3,206,180

Amortization expense for the years ended December 31, 2020 and 2019 was $646,912 and $646,910, respectively.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The estimated future amortization expense related to patents as of December 31, 2020 is as follows:

Year Ended December 31.	Amount

2021	$646,910
2022	646,910
2023	646,910
2024	618,538
Total	$2,559,268

Note 5 - Notes payable

Notes Payable

In October 2013, July 2014, October 2014 and August 2015, the Company initiated a series ofprivate placements for up to $500,000, each, of financing by the issuance of notes payable at a minimum of $25,000, one unit. The notes bear interest at 10% per annum and were due and payable with accrued interest one year from issuance. During the years ended December 31, 2020 and 2019, the Company did not issue notes in connection with these private placements and did not repay any of these notes. As of December 31, 2020, and 2019, notes payable outstanding under these private placements are $624,903, all of which are past maturity.

During the year ended December 31, 2020, the Company issued nine fixed rate promissory notes totaling $1,485,000 for funding of $608,117 with original terms of two to twelve months and interest rates of 8% to 15%. If the notes are not paid at maturity, the fixed rate promissory notes bear a default interest of 10% to 24%. As of December 31, 2020, five of the nine newly issued promissory notes became variable rate notes, which triggered the recognition of $301,727 new derivative liability for the embedded conversion feature. As of December 31, 2020, all of the notes remain outstanding with balance of $1,212,167.

During the year ended December 31, 2020, the Company converted seven (7) previous fixed rate notes into variable rate notes (including the five newly issued fixed rate promissory notes) in an accumulated amount of $1,136,000 as a result of the notes not being paid at maturity and, therefore, triggering a conversion option for the noteholder. For four of the variable rate notes, the conversion rate is between 70% and 75% of the Company’s common stock based on the terms included in the variable rate notes. For three of the variable rate notes, the conversion rate is 100% of the Company’s common stock based on the terms included in the variable rate notes. As of December 31, 2020, the Company exchanged one of the variable notes with $316,494 unamortized principal and accrued interest into one fixed rate promissory notes for $525,000 due in twelve months from issuance date and convertible upon an event of default. The Company recorded the exchange in accordance with ASC 470-50 Debt-Modifications and Extinguishments and recorded $151,496 as gain from debt extinguishment in the condensed consolidated statements of operations.

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

On July 16, 2020, the Securities and Exchange Commission declared effective the registration statement on Form S-1, for the registration of the shares under the Equity Line Purchase Agreements, which was filed on June 23, 2020 and amended on July 10, 2020. Management reviewed the guidance per ASC 470-60 Troubled debt restructurings and ASC 470-50 Debt-Modifications and Extinguishments and concluded that the terms of the agreements were not substantially different as of December 31, 2020 and accounted for the transaction as a debt modification.

Notes payable to a former related party in the aggregate amount of $143,000 were outstanding at December 31, 2020 which are past maturity date. The notes bear interest between 10% and 12% per annum. During the year ended December 31, 2020, the Company paid $22,000 principal to this former related party.

As of December 31, 2020, fixed rate notes payable outstanding totaled $1,409,903, of which $624,903 is past maturity.

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

During October 2019, the Company entered into an agreement to receive a license, data delivery and ancillary marketing services in exchange for a note of $352,500 at 8% annual interest and a conversion rate of the lower of $9.00 or 82% of the lowest bid price during the five trading days prior to conversion. The note will become effective when the license period and the services start, and the data is delivered. As of December 31, 2020, the data and license have not been delivered.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The gross amount of all convertible notes with variable conversion rates outstanding at December 31, 2020 and December 31, 2019, is $5,282,293, of which $2,613,246 are past maturity, and $5,090,642, of which $5,090,642 were past maturity, respectively.

Notes payable to a former related party in the aggregate amount of $143,000 were outstanding at December 31, 2020. The notes bear interest at 12% per annum. During the year ended December 31, 2020, the Company paid $22,000 principal and $0 interest to this related party.

Notes payable to a former related party in the aggregate amount of $165,000 were outstanding at December 31, 2019. The notes bear interest at 12% per annum. During the year ended December 31, 2019, the Company paid $105,000 principal and $17,000 interest to this related party. On September 29, 2019, the Company extended the maturity on all outstanding notes to December 31, 2019.

The Company recorded a derivative liability as a result of the conversion feature. The derivative liability was allocated between a note discount, up to the value of the Variable Debenture, and interest expense for the excess, and the note discount is being amortized over the life of the Variable Debenture through interest expense. During the years ended December 31, 2020 and 2019, the Company recorded $199,341 and $0 respectively, in discounts on these Variable Debentures.

As of December 31, 2020, the Company had notes payable to related parties amounting to $143,000. Refer to Note 7– Related Party Transactions.

	As of December 31,
	2020	2019

Notes payable at beginning of period	$6,874,795	$8,158,198
Notes payable issued	1,364,611	2,101,000
Liquidated damages	452,095	-
Notes modification	25,190	-
Loan fees added to note payable	120,389	91,250
Settlements on note payable	(697,253)	-
Repayments of notes payable in cash	(22,000)	(235,000)
Less amounts converted to redeemable notes	-	(67,500)
Less amounts converted to stock	(1,282,631)	(3,173,153)
Notes payable at end of period	6,835,196	6,874,795
Less debt discount	(201,157)	(12,649)
	$6,634,039	$6,862,146

Notes payable issued to former related party	$143,000	$165,000
Notes payable issued to non-related party	$6,491,039	$6,697,146

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The maturity dates on the notes payable are as follows:

Twelve months ending,	Non-related parties	Former Related party	Total
Past due	$3,238,149	$143,000	$3,381,149
December 31, 2021	3,454,047	-	3,454,047
Total	$6,692,196	$143,000	$6,835,196

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

Effective Interest Rate

During the year ended December 31, 2020 and 2019, the Company’s effective interest rate was 37% and 95% respectively.

Note 6 - Shareholders’ Deficit

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock which have been designated as follows:

	Number of Shares Authorized	Number of Shares Outstanding at December 31, 2020	Par Value	Liquidation Value per Share
Series AA	1,000,000	25,000	$0.0010	-
Preferred Series B	50,000	600	$0.0001	100
Preferred Series C	8,000	763	$0.0001	1,000
Preferred Series D	20,000	305	$0.0001	1,000
Undesignated	3,922,000	-	-	-

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

Each holder of outstanding shares of Series AA Super Voting Preferred Stock shall be entitled to one hundred thousand (100,000) votes for each share of Series AA Super Voting Preferred Stock held on the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company. As of December 31, 2020, and 2019, there were and 25,000 shares of Series AA Preferred stock outstanding.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Series B Convertible Preferred Stock

On February 7, 2017, the Company filed a certificate of designation for 50,000 shares of Series B Convertible Preferred Stock designated as Series B (“Series B”) which are authorized and convertible, at the option of the holder, commencing six months from the date of issuance into common shares and warrants. For each share of Series B, the holder, on conversion, shall receive the stated value divided by 75% of the market price on the date of purchase of Series B and a three-year warrant exercisable into up to a like amount of common shares with an exercise price of 150% of the market price as defined in the Certificate of Designation. Dividends shall be paid only if dividends on the Company’s issued and outstanding Common Stock are paid and the amount paid to the Series B holder will be as though the conversion shares had been issued. The Series B holders have no voting rights. Upon liquidation, the holder of Series B, shall be entitled to receive an amount equal to the stated value, $100 per share, plus any accrued and unpaid dividends thereon before any distribution is made to Series C Secured Redeemable Preferred Stock or common stockholders. There has been no activity during the year ended December 31, 2020 and 2019. As of December 31, 2020, and 2019, there are 600 shares of Series B outstanding.

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

On January 29, 2020, the Company filed the amended and restated certificate of designation fort its Series C Secured Redeemable Preferred Stock. The amendment changed the rights of the Series C by (a) removing the requirement to redeem the Series C, (b) removing the obligation to pay dividends on the Series C, (c) Allowing the holders of shares of Series C to convert the stated value of their shares into common stock of the Company at 75% of the closing price of such common stock on the day prior to the conversion. The Series C preferred does not have any rights to vote with the common stock. Upon liquidation, the holder of Series C, shall be entitled to receive an amount equal to the stated value, $1,000 per share, plus any accrued and unpaid dividends thereon before any distribution is made to common stockholders but after distributions are made to holders of Series B.

Management reviewed the guidance in ASC 470-60 Troubled Debt Restructurings and ASC 470-50 Debt Modifications and Extinguishments and concluded that the changes to the terms of the Series C qualified for debt extinguishment and recorded a loss on debt extinguishment totaling approximately $604,000 for the twelve months ended December 31, 2020.

Management determined the fair value of the new instrument based on the guidance in ASC 820 Fair Value Measurement. Management concluded that the preferred stock should not be classified as a liability per the guidance in ASC 480 Distinguishing Liabilities from Equity even though the conversion would require the issuance of variable number of shares since such obligation is not unconditional. Management classified the Series C in permanent equity as of December 31, 2020.

For the years ended December 31, 2020 and 2019, the Company has sold 0 and 94 shares of Series C in units comprised of shares of C Preferred and common stock purchase warrants exercisable into up to 0 and 960 shares of common stock for consideration of $0 and $94,000. The warrants resulted in a debt discount after amortization of $0 and $776 at December 31, 2020 and 2019, respectively, and are recorded as a discount to the preferred stock liability on the consolidated balance sheets.

During the twelve months ended December 31, 2020, the Company converted 1,051 shares of Series C into 2,754,822 shares of common stock. As of December 31, 2020, and 2019, there were 763 and 1,814 shares of Series C outstanding.

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

The Series D holders have no voting rights. Upon liquidation, the holder of Series D, shall be entitled to receive an amount equal to the stated value, $1,000 per share, plus any accrued and unpaid dividends thereon before any distribution is made to common stockholders. During the years ended December 31, 2020 and 2019, 50 and 255 shares of Series D have been issued. As of December 31, 2020, and 2019, there are 305 and 255 shares of Series D outstanding.

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

During the year ended December 31, 2020 and 2019, the Company issued 0 and 17,900 shares of common stock in exchange for $0 and $168,343 cash, respectively, pursuant to the Investment Agreement.

On May 29, 2020, the Company filed a post-effective amendment on Form RW removing from registration all of the remaining unsold securities with respect to Amendment Number 1 to Registration Statement on Form S-1 filed January 8, 2019 Registration No. 333-229146 and ordered effective February 11, 2019. The shares removed from registration include all remaining shares under the Equity Line Purchase Agreement.

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

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The ELPA requires the Company to apply at least 50% of the proceeds of puts to the payment of certain variable rate convertible notes issued by the Company.

During the twelve months ended December 31, 2020, pursuant to the execution of the ELPA, the Company issued 771,926 shares of common stock with a fair value of $97,920. The Company does not anticipate that it will raise any funds under the ELPA.

During the year ended December 31, 2020 and 2019, the Company issued 14,557,343 and 728,057 shares of common stock, respectively, for the conversion of notes and accrued interest for aggregate fair value of issued common stock of $3,339,109 and $7,533,318, respectively.

During the year ended December 31, 2020 and 2019, the Company issued 1,206,398 and 10,340 shares of common stock with a value of $109,800 and $159,850 related to services, respectively.

During the year ended December 31, 2020 and 2019, the Company issued 0 and 753 shares of common stock valued at $0 and $12,121, respectively, related to the extension of outstanding notes and lock-up agreements;0 and 1,091 shares valued at $26,545 were issued as additional consideration for the issuance of two promissory notes totaling $0 and $336,000, respectively.

During the year ended December 31, 2020, the Company issued 1,234,568 shares of common stock in exchange for $100,000 cash pursuant to Securities Purchase Agreements. During the year ended December 31, 2019, the Company issued 17,900 shares of common stock in exchange for $168,343 cash pursuant to Securities Purchase Agreements.

During the year ended December 31, 2020, the Company issued 1,500,000 shares of common stock for total value of $165,000 in exchange for 34,690 stock options regarding the ambiguity of price adjustment in the event of a reverse split that the Company completed on December 20, 2019.

During the year ended December 31, 2020, the Company issued 58,428 shares of common stock to Series C with a value of $8,152 to induce the holders to convert into shares of common stock.

During the year ended December 31, 2020, the Company issued 2,754,822 shares of common stock with a value of $1,400,934, related to the conversion of Series C.

During the year ended December 31, 2020, the Company modified the terms of its promissory note with one investor, which extended the maturity date of its promissory note and the issuance of 500,000 restricted stock with a fair value of $55,000. The recorded of this transaction resulted in a loss on debt extinguishment of $55,000 per ASC 470-60 Troubled Debt Restructurings.

During the year ended December 31, 2020, in connection with the issuance of a new self-amortization promissory note, the Company issued 355,000 restricted shares as inducement with a fair value of $24,140.

During the year ended December 31, 2020, the Company issued 409,000 shares with a value of $58,855 to one investor to exchange one variable convertible note with remaining principal of $283,000 past maturity for a fix rate convertible note with principal of $525,000 and maturing one year from issuance. The Company recorded a loss on debt extinguishment of $151,496 for the fair value of the shares issued in accordance with guidance in ASC 470-50 Debt- Modifications and Extinguishments.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Stock Options

During the year ended December 31, 2020, the Company granted stock options to independent contractor exercisable into up to 3,000,000 shares of common stock with an exercise price of $ 0.15 per share and expiration date of 2 years from the vesting date. The options shall vest in twelve equal quarterly installments so long as the contractor remains under retention by the Company to provide service. The stock options will vest in twelve equal installments of 250,000 shares. These options were valued at approximately $245,900 using the Black Scholes option pricing model.

During the year ended December 31, 2019, the Company granted stock options to the Company’s Chief Medical Officer, exercisable into up to 5,280 shares of common stock with an exercise price of from $11.60 per share, and a weighted average remaining life of 3.38 years. These stock options were valued at $76,532 using the Black Scholes option pricing model. The stock options will vest in eight equal quarterly installments of 660 shares. 1,980 options are vested and exercisable in shares of common stock as of December 31, 2020. Per the terms of the agreement, the Company forfeited the 3,300 remaining options due to termination of employment.

Share-based compensation expense for the years ended December 31, 2020, and 2019, totaled $57,400 and $31,012, respectively. At December 31, 2020, the total unrecognized deferred share-based compensation expected to be recognized over the remaining weighted average vesting periods of 29 months for outstanding grant was approximately $198,060.

The weighted average grant date fair value of stock options issued during the years ended December 31, 2020 and 2019 were $0.08 and $14.49 per share, respectively.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Stock option activities for the years ended December 31, 2020 and 2019 are as follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	94,553	$28.71	2.94	$-
Granted	5,280	$11.60	3.38
Cancelled	-	$-
Exercised	-	$-
Outstanding at December 31, 2019	99,833	$27.81	2.02	$-

Granted	3,000,000	$0.15	1.65
Cancelled	(85,753)	$23.53	0.68
Exercised	-	$-
Outstanding at December 31, 2020	3,014,080	$0.37	1.67	$-

Exercisable at December 31, 2020	514,080	$1.46	1.76	$-

The balance of all stock options outstanding as of December 31, 2020 is as follows:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

Options
$54.00	11,750	6.30	$54.00	11,750	$54.00
$47.00	350	0.12	$47.00	350	$47.00
$11.60	1,980	1.75	$11.60	1,980	$11.60
$0.15	3,000,000	1.65	$0.15	500,000	$0.15
	3,014,080	1.67		514,080	$1.76

On June 11, 2020, the Board of Directors approved the issuance of 74,668,000 non-incentive stock options to officers, directors, and key consultants. The key terms and conditions of the award have not been mutually understood and agreed upon, as a result, the Company has not recognized stock compensation for such awards for the year ended December 31, 2020.

Warrants

During the year ended December 31, 2020, the Company did not issue any warrants. During the year ended December 31, 2019, in conjunction with the conversion of fixed rate promissory notes into Preferred C stock, the Company issued two-year common stock purchase warrants to acquire up to 960 shares of common stock with exercise prices ranging from $14.50 to $27.90 per share.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A summary of the status of the warrants granted under these agreements at December 31, 2020, and changes during the years ended December 31, 2020 and 2019 are presented below:

	Outstanding Warrants
		Weighted Average
		Exercise Price
	Shares	Per Share
Outstanding at January 1, 2019	77,551	$297.92
Granted	960	$19.53
Cancelled	(5,025)	$122.46
Exercised	-	$-
Outstanding at December 31, 2019	73,486	$306.28

Granted	-	$-
Cancelled	(33,920)	$404.55
Exercised	(271)	$44.35
Outstanding at December 31, 2020	39,295	$200.72

Exercisable at December 31, 2020	39,295	$200.72

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

Warrants

$14.50-50.00	11,286	1.26	$31.53	11,286	$31.53
$51.00-100.00	16,078	1.02	$75.59	16,078	$75.59
$101.25-239.00	4,765	0.82	$174.66	4,765	$174.66
$255.00-480.00	1,062	0.55	$320.22	1,062	$320.22
$562.30-1,000.00	6,104	0.23	$842.61	6,104	$842.61
	39,295	0.93	$200.71	39,295	$200.72

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Note 7 – Related Party and former Related Parties Transactions

One executive officer, one former executive and one former operational manager of the Company have agreed to defer a portion of their compensation until cash flow improves. As of December 31, 2020, and 2019, the balances of their deferred compensation was $1,240,575 and $898,475, which reflects $535,000 accrual of deferred compensation and $192,900 cash repayments of deferred compensation during the year ended December 31, 2020 and $650,000 accrual of deferred compensation, $684,675 cash repayments during the year ended December 31, 2019.

From time-to-time officers of the Company advance monies to the Company to cover costs. During the years ended December 31, 2020 and 2019, officers and operational manager advanced $30,074 and $27,130 of funds to the Company of which $23,545 and $14,722 were repaid during the years then ended. Also, during the years ended December 31, 2020 and 2019 accrued interest was repaid in an amount of $0 and $17,000, respectively. The balance of short-term advances due to one officer and executive of the Company at December 31, 2020 and 2019 was $6,529 and $5,236, respectively and is included in the Company’s accounts payable balance as of December 31, 2020.

At December 31, 2020 and 2019, notes payable remain outstanding to the former President of the Company, in the amounts of $143,000 and $165,000, respectively. At December 31, 2020 and 2019, accrued interest on these notes payable totaled $54,271 and $38,389, respectively, and are included in accrued expenses on the consolidated balance sheets.

Note 8 - Income taxes

The Company files income tax returns with the Internal Revenue Service (“IRS”) and various state jurisdictions. For jurisdictions in which tax filings are prepared, the Company is subject to income tax examinations by state tax authorities and federal tax authorities for all tax years.

The deferred tax assets are mainly comprised of net loss carryforwards. As of December 31, 2020, the Company had approximately $26,900,000 of federal net operating loss carryforwards, that it can use to offset a certain amount of taxable income in the future. Some of these federal net operating loss carryforwards begin to expire in 2030. The resulting deferred tax asset is offset by a 100% valuation allowance due to the uncertainty of its realization. Utilization of these net operating losses could be limited under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state laws based on ownership changes and the value of the Company’s stock.

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes was as follows for the years ended December 31, 2020 and 2019:

	2020	2019
Income tax computed at federal statutory rate	-21.0%	-21.0%
State taxes, net of federal benefit	-7.1%	-7.1%
Non-Deductible expenses	15.0%	15.0%
Change in valuation allowance	13.1%	13.1%
Total	0.0%	0.0%

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The primary difference between income tax expense attributable to continuing operations and the amount of income tax expense that would result from applying domestic federal statutory rates to income before provision for income taxes relates to the change in the valuation allowance.

The Company has adopted the accounting standards that clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the years ended December 31, 2020 and 2019.

Note 9 - Commitments and Contingencies

Legal matters

The Company is a defendant in a case brought by Auctus Fund, LLC seeking to enforce a variable rate dated in August 2019 which was in the original amount of $275,250 and claiming damages in excess of $500,000, other unspecified damages and attorney fees. The Company is vigorously defending the action and as filed an answer with counterclaims. While the matter is in its early stages and there are always uncertainties in litigation, management does not believe that the litigation will have a result significantly averse to the Company.

The Company may become involved in various legal proceedings in the normal course of business.

Note 10 – Concentrations.

Sales

During the year ended December 31, 2020, we had two significant customers which accounted for 36%, 20% of sales. During the year ended December 31, 2019, we had three significant customers which accounted for 7.2%, 7.5% and 23.7% of sales.

Supplier

We also have a single source for our bioelectric medical devices, which account for 100% of our sales. The interruption of products provided by this supplier would adversely affect our business and financial condition unless an alternative source of products could be found.

Accounts Receivable

At December 31, 2020, we had two customers which accounted for 67%, 33% of our accounts receivable balances. At December 31, 2019, we had three customers which accounted for 37%, 33% and 16% of our accounts receivable balances.

Note 11 - Subsequent Events.

Subsequent to December 31, 2020, an aggregate of 19,739,112 shares of restricted common stock were issued on the conversion of $260,700 of principal and $84,034 of accrued interest pursuant to Variable Notes.

Subsequent to December 31, 2020, the Company received $126,000 of cash from the issuance of 7,000,000 shares of common stock.

Subsequent to December 31, 2020, the Company issued 2,300,334 as inducement for the execution of convertible promissory notes at no consideration.

Subsequent to December 31, 2020, the Company received $250,000 of cash from the issuance of convertible notes with principal amount of $250,000.

As a result of these issuances, the total number of common shares outstanding is 53,576,135, Preferred B shares outstanding is 600, Preferred C shares outstanding is 763 and Preferred D shares outstanding is 305.

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

As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2020 at the reasonable assurance level due to the material weaknesses described below.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that as of December 31, 2020 our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended December 31, 2020. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the authorization of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. The recording of transactions function is maintained by a third-party consulting firm whereas authorization and custody remains under the Company’s Chief Executive Officer’s responsibility. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

● Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer.

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

As of the end of our most recent fiscal year, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that as of December 31, 2020, such internal control over financial reporting was not effective. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets; and (3) lack of communication between management and external accounting personnel. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2020.

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

Past maturity Notes

Due to its limited resources, the Company has not been able to pay certain promissory notes when due. As of December 31, 2020, there are $6,835,196 in existing notes with an aggregate principal of $3,381,149 which are beyond their maturity date. Management believes that the Company may have valid defenses as to some of the promissory notes and will be able to modify some of these notes if requested by the holders to do so and otherwise avoid any default.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of officers and director. Our Executive officers are elected annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Name	Age	Position
Alan Collier	55	Director, Chief Executive Officer, Interim Chief Financial Officer, and Secretary
Michael Mann	63	Former President (retired on February 28, 2019)

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

Michael Mann has been the President since January 2014. Mr. Mann was the Vice President of Shareholder Relations from March 2012 to January 2014 for the Company, and he brings significant related experience in business operations and corporate finance. From 2008 to March 2012, Mr. Mann has served as the President and Chief Executive Officer of Hanover Portfolio Acquisitions, Inc. formerly known as Hanover Asset Management, Inc. Immediately prior thereto, Mr. Mann was the Founder, President, and Chief Executive Officer of U.S. Debt Settlement, Inc., a company listed on the Frankfurt Stock Exchange. Mr. Mann had personally overseen the growth and development of U.S. Debt Settlement since 2003. From January 2002 to July 2003, Mr. Mann was the Chief Executive Officer of Shared Vision Capital, a boutique investment banking firm that assisted emerging companies with early seed capital and bridge loans. From October 1998 through December 2001, Mr. Mann was the Vice President of Investor Relations for JuriSearch.com, an online legal research platform. During his tenure with JuriSearch.com, Mr. Mann was directly responsible for financing for the company’s growth and development. In addition, Mr. Mann founded and served as the president of Universal Pacific Communications, a privately-owned telecommunications company. Under his leadership, Universal Pacific developed a fiber optic disaster recovery telecommunications network. Michael Mann retired from his position of President on February 28, 2019.

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

Item 11. Executive Compensation.

The following executives of the Company received compensation in the amounts set forth in the chart below for the fiscal years ended December 31, 2020, and 2019. No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)

Alan Collier, CEO, Interim	2020	$300,000	$-	$-	$-	$300,000
CFO, Secretary and Director (*)	2019	$300,000	$15,000	$-	$-	$315,000

Michael Mann, Former	2020	$-	$-	$-	$-	$-
President (retired on 2/28/2019) (*)	2019	$45,000	$-	$-	$-	$45,000

(*) Salary information as reflected above represents compensation earned but not paid based on terms of consulting agreements. The Company’s Chief Executive was paid $99,000 as compensation and receive $10,000 of expenses reimbursement during the year ended December 31, 2020.

(*) Salary information as reflected above represents compensation earned but not paid based on terms of consulting agreements.

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

Compensation Agreements

All of the new officers pursuant to the terms of the Share Exchange Agreement dated March 14, 2012 have agreed to accrue and defer payment of their compensation until the Company has generated sufficient financing proceeds or revenue to pay such compensation. Initially, Messrs. Collier and Mann each received compensation of $10,000 per month which has increased to $25,000 and $22,500 per month, respectively. No compensation was provided for Michael Mann (former President of the Company) during the year ended December 31, 2020. Mr. Mann has been acting as an advisor since he retired on February 28, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of April 8, 2021, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of April 8, 2021. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of April 8, 2021 is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise specified, the address of each of the persons set forth below is care of the company at the address of 6320 Canoga Avenue, 15th Floor Woodland Hills, CA 91367.

Name of Beneficial Owner	Amount of Beneficial Ownership (1)	Percent of Ownership (2)

Alan Collier	31,219	0.13%

All officers and directors as a group (1 person)	31,219	0.13%

(1)	This includes common shares controlled by Mr. Collier, acting Chief Executive Officer and interim Chief Financial Officer
(2)	Based on shares of common stock outstanding as of December 31, 2020

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On March 31, 2014, the Company issued a promissory note to Michael Mann (former President) for a principal amount of $70,000. The Note carries an interest rate of 14% per annum and a maturity date of September 30, 2017 with interest due monthly. The note was fully paid as of December 31, 2019.

On October 29, 2014, the Company issued a promissory note to Michael Mann (former President) for a principal amount of $50,000. The Note carries an interest rate of 12% per annum and a maturity date of October 29, 2017 with interest due monthly. On September 29, 2019, the maturity date of the promissory note was extended to December 31, 2019. The note was fully paid as of December 31, 2020.

On February 10, 2015, the Company issued a promissory note to Michael Mann (former President) for a principal amount of $50,000. The Note carries an interest rate of 12% per annum and a maturity date of June 4, 2015 with interest due monthly. On September 29, 2019, the maturity date of the promissory note was extended to December 31, 2019. As of December 31, 2020, the Company has a remaining principal balance of $43,000.

On December 21, 2017, the Company issued a promissory note to Michael Mann (former President) for a principal amount of $100,000. The Note carries an interest rate of 10% per annum and a maturity date of March 22, 2018 with interest due monthly. On September 29, 2019, the maturity date of the promissory note was extended to December 31, 2019. As of December 31, 2020, the Company has a remaining principal balance of $100,000.

The outstanding notes to Mr. Mann equal $143,000 at December 31, 2020. In the opinion of management, these notes were on terms no less favorable to the lenders than the Company might have obtained from an unaffiliated party.

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

Mr. Alan Collier is not considered independent because he is the Company’s Chief Executive Officer and acting Chief Financial Officer.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended December 31, 2020 and 2019, we were billed approximately $98,500 and $87,315, respectively, for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2020 and 2019.

Tax Fees

For the Company’s fiscal years ended December 31, 2020 and 2019, we were billed approximately $9,245 and $9,900 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

For the Company’s fiscal years ended December 31, 2020 and 2019, we were billed approximately $11,000 and $0, respectively, for professional services rendered in connection with our registration statement.

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2020 and 2019.

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

(2) Financial Statement Schedule: None.

(3) Exhibits

EXHIBIT NUMBER	DESCRIPTION
2.1	Share Exchange Agreement. Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2012. Incorporated by reference from exhibit 2.1 to our annual financial statements on Form 10-K filed with the SEC on May 4, 2020.
3.1	Articles of Incorporation. Incorporated by reference to the registration statement filed with the Securities and Exchange Commission on September 22, 2011.
3.2	By-Laws. Incorporated by reference to the registration statement filed with the Securities and Exchange Commission on September 22, 2011.
3.3	Agreement and Plan of Merger (Delaware reincorporation). Incorporated by reference to the registration statement filed with the Securities and Exchange Commission on September 22, 2011.
3.4	Certificate of Designation (Super AA Voting Preferred). Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2012
3.5	Articles of Amendment -Name Change. Incorporated by reference to Exhibit 3.1 to Form 8-K filed with the Securities and Exchange Commission on January 24, 2014.
3.6	Articles of Amendment – Increase Authorized Shares. Incorporated by reference to Exhibit 3.1 to Form 8-K filed with the Securities and Exchange Commission on January 24, 2014.
3.7	Articles of Amendment – Reverse Stock Split. Incorporated by reference to Exhibit 3.7 to Form S-1 amendment filed with the Securities and Exchange Commission on October 6, 2016.
3.8	Certificate of Designation Series B Preferred Stock. Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission February 10, 2017.
3.9	Certificate of Designation Series C Preferred Stock. Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the Securities and Exchange Commission December 26, 2017.
3.10	Articles of Amendment Authorizing additional Shares. Incorporated by reference to Exhibit 3.1 to Form 8-K filed with the Securities and Exchange Commission on September 18, 2018.
4.1	Specimen Common Stock Certificate. Incorporated by reference to like numbered Exhibit to Registration on Form S-1 amendment filed on June 10, 2016.
10.1	Investment Agreement by and between the Company and Azure Capital, dated as of December 31, 2018. Incorporated by reference to like numbered exhibit to Current Report on Form 8-k filed with the Securities Exchange Commission on January 3, 2018.
10.2	Registration Rights Agreement by and between the Company and Azure Capital, dated as of December 31, 2018. Incorporated by reference to like numbered exhibit to Current Report on Form 8-k filed with the Securities Exchange Commission on January 3, 2018.
10.3	Acquisition Agreement between the Company and We Heal Animals, Inc. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 19, 2013
10.4	Settlement and Mutual Release, effective November 22, 2018, between the Company and Rio Grande Neurosciences, LLC. Incorporation by reference to Exhibit 10.1 to current report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2017.
10.5	Exchange Agreement dated as of November 30, 2018, between the Company and Eagle Equities, LLC. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities Exchange Commission on December 7, 2018.
10.6	Secured $1,500,000 Convertible Promissory Note, dated as of November 30, 2018, issued by the Company and Eagle Equities, LLC. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities Exchange Commission on December 7, 2018.
31.1	Certification of Chief Executive and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.PRE*	XBRL Taxonomy Presentation Linkbase
In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this annual report or purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of April 2021.

ENDONOVO THERAPEUTICS, INC.

By:	/s/ Alan Collier
Alan Collier
Chief Executive Officer (Duly Authorized, Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan Collier	Chief Executive Officer, Interim Chief Financial Officer, Secretary and Director	April 13, 2021
Alan Collier	(Principal Executive, Financial and Accounting Officer)

