Form 10-Q
period 2021-03-31
ENDONOVO THERAPEUTICS, INC.
filed 2021-05-24
CIK 1528172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021.

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large-accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large-accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes [  ] No [X]

As of May 17, 2021, there were 60,459,771 shares of common stock, $0.0001 par value issued and outstanding.

ENDONOVO THERAPEUTICS, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

March 31, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2021		December 31, 2020
	(Unaudited)		(Audited)

ASSETS
Current assets:
Cash	$85,972		$13,420
Accounts receivable, net of allowance for doubtful accounts of $0	7,477		942
Prepaid expenses and other current assets	30,724		31,825
Total current assets	124,173		46,187

Property, Plant and Equipment, net	-		1,580
Patents, net	2,397,540		2,559,268
Total assets	$2,521,713		$2,607,035

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$721,840		$700,932
Accrued interest	2,107,022		1,904,136
Deferred compensation	3,485,361		3,384,117
Notes payable, net of discounts of $100,987 and $201,157 as of March 31, 2021 and December 31, 2020	6,598,509		6,491,039
Notes payable – former related party	137,500		143,000
Derivative liability	5,289,597		4,202,597

Total current liabilities	18,339,829		16,825,821

Acquisition payable	155,000		155,000
Total liabilities	18,494,829		16,980,821
COMMITMENTS AND CONTINGENCIES, note 10

Shareholders’ deficit
Super AA super voting preferred stock, $0.001 par value; 1,000,000 authorized and 25,000 issued and outstanding at March 31, 2021 and December 31, 2020	25		25
Series B convertible preferred stock, $0.0001 par value; 50,000 shares authorized, 600 shares issued and outstanding at March 31, 2021 and December 31, 2020	1		1

Series C convertible preferred stock, $0.0001 par value; 8,000 shares authorized, 763 shares issued and outstanding at March 31, 2021 and December 31, 2020	-		-

Series D convertible preferred stock, $0,0001 par value; 20,000 shares authorized, 305 issued and outstanding at March 31, 2021 and December 31, 2020		-	-

Common stock, $0.0001 par value; 2,500,000,000 shares authorized; 51,523,571 and 24,536,689 shares issued and outstanding as of March 31, 2021 and December 31, 2020	5,152		2,453
Additional paid-in capital	40,042,679		38,963,827
Stock subscriptions	(1,570)		(1,570)
Accumulated deficit	(56,019,403)		(53,338,522)
Total shareholders’ deficit	(15,973,116)		(14,373,786)
Total liabilities and shareholders’ deficit	$2,521,713		$2,607,035

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020

Revenue	$34,715	$69,685
Cost of revenue	2,521	6,260
Gross profit	32,194	63,425

Operating expenses	622,638	743,037
Loss from operations	(590,444)	(679,612)

Other income (expense)
Change in fair value of derivative liability	(1,700,010)	6,461,402
Gain (loss) on settlement of debt	(43,025)	(609,275)
Interest expense, net	(347,402)	(834,097)
Other income (expense)	(2,090,437)	5,018,030

Income (Loss) before income taxes	(2,680,881)	4,338,418

Provision for income taxes	-	-

Net Income (loss) income	$(2,680,881)	$4,338,418

Basic Income (Loss) per share	$(0.06)	$1.47
Diluted Loss per share	$(0.06)	$(0.14)
Weighted average common share outstanding:
Basic	41,570,483	2,952,171
Diluted	41,570,483	11,925,787

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months ended March 31,
	2021	2020
Operating activities:
Net Income (Loss)	$(2,680,881)	$4,338,418
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization expense	163,308	163,354
Fair value of commitment shares issued with debt	27,170	-
Stock compensation expense	20,471	-
Fair value of equity issued for services	-	9,567
Loss (gain) on extinguishment of debt	43,025	609,275
Amortization of note discount and original issue discount	42,000	19,639
Amortization of discount on Series C Preferred stock liability	-	124
Non-cash interest expense	-	524,742
Change in fair value of derivative liability	1,700,010	(6,461,402)
Changes in assets and liabilities:
Accounts receivable	(6,535)	19,660
Prepaid expenses and other current assets	1,100	6,260
Account payable	20,908	(22,731)
Accrued interest	278,232	289,592
Deferred compensation	101,244	206,287
Net cash used in operating activities	(289,948)	(297,215)

Investing activities:

Net cash used in investing activities	-	-

Financing activities:
Proceeds from the issuance of notes payable	250,000	236,500
Repayments on former related-parties advances	(5,500)	(8,000)
Repayments of convertible debt in cash	(8,000)	-
Proceeds from issuance of common stock and units	126,000	-
Proceeds from issuance of preferred stock	-	50,000
Net cash provided by financing activities	362,500	278,500

Net increase (decrease) in cash	72,552	(18,715)
Cash, beginning of year	13.420	18,893
Cash, end of period	$85,972	$178

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activities:
Conversion of notes payable and accrued interest to common stock	$310,046	$1,050,404
Conversion of Preferred C Stock to common stock	$-	$1,247,734

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Deficit

(Unaudited)

For the three months ended March 31, 2020.

	Series AA		Series B Convertible		Series C Convertible		Series D Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Subscription	Retained	Shareholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Earnings	Deficit

Balance December 31, 2019	25,000	$25	600	$1	-	$-	255	$-	1,189,204	$118	$32,432,392	$(1,570)	$(52,934,786)	$(20,503,820)

Reclassification Preferred Series C	-	-	-	-	1,814	-	-	-	-	-	2,418,269	-	-	2,418,269

Shares issued for Preferred Series D	-	-	-	-	-	-	50	-	-	-	50,000	-	-	50,000
Shares issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	4,388,291	439	2,545,275	-	-	2,545,714
Shares issued for conversion of Preferred Series C to common share	-	-	-	-	(936)	-	-	-	1,636,166	164	(164)	-	-	-
Valuation of stock options issued for services	-	-	-	-	-	-	-	-	-	-	9,567	-	-	9,567
Net loss for the quarter ended March 31, 2020	-	-	-	-	-	-	-	-	-	-		-	4,338,418	4,338,418
Balance March 31, 2020	25,000	$25	600	1	878	$-	305	$-	7,213,661	$721	$37,455,339	$(1,570)	$(48,596,368)	$(11,141,852)

For three months ended March 31, 2021.

	Series AA		Series B Convertible		Series C Convertible		Series D Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Subscription	Retained	Shareholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Earnings	Deficit

Balance December 31, 2020	25,000	$25	600	$1	763	$-	305	$-	24,536,689	$2,453	$38,963,827	$(1,570)	$(53,338,522)	$(14,373,786)

Shares issued as commitment to note holders	-	-	-	-	-	-	-	-	2,300,334	230	101,652	-	-	101,882
Common stock issued for cash									7,000,000	700	125,300			126,000
Shares issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	17,686,548	1,769	831,429	-	-	833,198
Valuation of stock options issued for services	-	-	-	-	-	-	-	-	-	-	20,471	-	-	20,471
Net loss for the quarter ended March 31, 2021	-	-	-	-	-	-	-	-	-	-		-	(2,680,881)	(2,680,881)
Balance March 31, 2021	25,000	$25	600	$1	763	$-	305	$-	51,523,571	$5,152	40,042,679	$(1,570)	$(56,019,403)	$(15,973,116)

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

The Company develops, manufactures, and distributes evolutionary medical devices focused on the rapid healing of wounds and reduction of pain, edema, and inflammation in the human body. The Company’s non-invasive bioelectric medical devices are designed to target inflammation, cardiovascular diseases, chronic kidney disease, and central nervous system disorders (“CNS” disorders).

The Company’s non-invasive Electroceutical® therapeutics device, SofPulse®, using pulsed short-wave radiofrequency at 27.12 MHz has been FDA-Cleared and CE Marked for the palliative treatment of soft tissue injuries and post-operative plain and edema, and has CMS National Coverage for the treatment of chronic wounds. The Company’s current portfolio of pre-clinical stage Electroceutical® therapeutics devices address chronic kidney disease, liver disease non-alcoholic steatohepatitis (NASH), cardiovascular and peripheral artery disease (PAD) and ischemic stroke.

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

Note 2 – Summary of significant accounting policies.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated financial statements as of March 31, 2021 and 2020 are unaudited; however, in the opinion of management such interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in the Company’s most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on April 13, 2021. The results of operations for the period presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

Liquidity and Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.

As of March 31, 2021, the Company had cash of approximately $86,000 and a working capital deficiency of $18.2 million. During the three months ended March 31, 2021, the Company used approximately $0.3 million of cash in its operation. The Company has incurred recurring losses resulting in an accumulated deficit of approximately $56 million as of March 31, 2021. These conditions raise substantial doubt as to its ability to continue as going concern within one year from issuance date of these financial statements.

During the three months ended March 31, 2021, the Company has raised approximately $0.4 million in debt and equity financing. The Company is raising additional capital through debt and equity securities to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern.

No adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty. To reduce the risk of not being able to continue as a going concern, management is commercializing its FDA cleared and CE marked products and has commenced implementing its business plan to materialize revenues from potential, future, license agreements, has raised capital through the sale of its common stock, and the issuance of convertible promissory notes.

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

Earnings (Loss) Per Share

The Company utilizes Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, “Earnings per Share.” Basic earnings (loss) per share is computed based on the earnings (loss) attributable to common shareholders divided by the weighted average number of shares outstanding for the period excluding any dilutive effects of options, warrants, unvested share awards and convertible securities. Diluted earnings (loss) per common share is calculated similar to basic earnings (loss) per share except that the denominator is increased to include additional common share equivalents available upon exercise of stock option, warrants, common shares issuable under convertible debt and restricted stock using the treasury stock method. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method, excluding any common share equivalents if their effect would be anti-dilutive. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. Securities that are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been antidilutive for the three months ended March 31, 2021, include stock options, warrants, and notes payable. The Company has 3,013,730 options and 30,525warrants to purchase common stock outstanding at March 31, 2021. The Company has 96,532 options and 73,215 warrants to purchase common stock outstanding at March 31, 2020.

The components of basic and diluted earnings per share for the three months ended March 31, 2021 and 2020 were as follows:

	Three months ended March 31,
	2021	2020
Numerator:
Net income (loss) attributable to common shareholders	$(2,680,881)	$4,338,418

Effect of dilutive securities
Convertible notes	-	(6,035,559)
Net loss for diluted earnings per share	$(2,680,881)	$(1,697,141)
Denominator:
Weighted-average number of common shares outstanding during the period	41,570,483	2,952,171
Dilutive effect of convertible notes payable	-	8,973,616
Common stock and common stock equivalents used for diluted earnings per share	41,570,483	11,925,787

Accounts Receivable

The Company uses the specific identification method for recording the provision for doubtful accounts, which was $0 at March 31, 2021 and December 31, 2020. Account receivables are written off when all collection attempts have failed.

Research and Development

Costs relating to the development of new products are expensed as research and development as incurred in accordance with FASB Accounting Standards Codification (“ASC”) 730-10, Research and Development. Research and development costs amounted to $0 and $1,003 for the three months ended March 31, 2021 and 2020, respectively, and are included in operating expenses in the condensed consolidated statements of operations.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Recently Issued Accounting Pronouncements

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), which addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the effects, if any, of the adoption of ASU 2021-04 guidance on the Company’s financial position, results of operations and cash flows.

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

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” ASU 2020-06 simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. In addition, ASU 2020-06 amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. The Amendments also affects the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The amendments are effective for public entities excluding smaller reporting companies for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods. The Company adopted the new standard update on January 1, 2021, which did not result in a material impact on the Company’s condensed consolidated results of operations, financial position, and cash flows.

The Company has evaluated all the recent accounting pronouncements and determined that there are no other accounting pronouncements that will have a material effect on the Company’s financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Note 3 - Revenue Recognition

Contracts with Customers

We adopted ASC 606, Revenue from Contracts with Customers effective January 1, 2019 using the modified retrospective method applied to those contracts which were not substantially completed as of January 1, 2019. These standards provide guidance on recognizing revenue, including a five-step model to determine when revenue recognition is appropriate. The standard requires that an entity recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

Sources of Revenue

We have identified the following revenues by revenue source:

1.	Medical care providers

As of March 31, 2021, and 2020, the sources of revenue were as follows:

	Three Months Ended
	March 31,
	2021	2020

Direct sales - Medical care providers	$34,715	$69,685
Total Revenue	$34,715	$69,685

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Warranty

Our general product warranties do not extend beyond an assurance that the product delivered will be consistent with stated specifications and do not include separate performance obligations.

Significant Judgments in the Application of the Guidance in ASC 606

There are no significant judgments associated with the satisfaction of our performance obligations. We generally satisfy performance obligations upon shipment of the product to the customer. This is consistent with the time in which the customer obtains control of the products. Performance obligations are also generally settled quickly after the purchase order acceptance, therefore the value of unsatisfied performance obligations at the end of any reporting period is generally immaterial.

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

Note 4 – Property, Plant and Equipment

The following is a summary of equipment, at cost, less accumulated depreciation at March 31, 2021, and December 31, 2020:

	March 31, 2021	December 31, 2020

Autos	$64,458	$64,458
Medical equipment	13,969	13,969
Other equipment	11,367	11,367
	89,794	89,794
Less accumulated depreciation	89,794	88,214
	$-	$1,580

Depreciation expense for the three months ended March 31, 2021 and 2020 was $1,580 and $1,626, respectively.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Note 5 – Patents.

In December 2017, we acquired from Rio Grande Neurosciences, Inc. (RGN) a patent portfolio for $4,500,000. The earliest patents expire in 2024. The following is a summary of patents less accumulated amortization at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020

Patents	$4,500,000	$4,500,000

Less accumulated amortization	2,102,460	1,940,732

Patents, net	$2,397,540	$2,559,268

Amortization expense associated with patents was $161,728 for the three months ended March 31, 2021 and 2020. The estimated future amortization expense related to patents as of March 31, 2021 is as follows:

Twelve Months Ending March 31,	Amount

2021	$646,910
2022	646,910
2023	646,910
2024	456,810

Total	$2,397,540

Note 6- Notes Payable

Notes Payable

During the three months ended March 31, 2021, the Company issued two (2) fixed rate promissory notes totaling $250,000 for funding of $250,000 with original terms of twelve months and interest rates of 15%. The holders of the promissory notes can convert the outstanding unpaid principal and accrued interest at a fixed conversion rate, subject to standard anti-dilution features.

During the three months ended March 31, 2021, the Company amended the terms of two of its promissory notes to accelerate the conversion feature and amend the conversion price of the instruments. The Company recorded the modification in accordance with ASC 470-50 Debt-Modifications and Extinguishments and recorded $58,407 as loss from debt extinguishment in the condensed consolidated statements of operations.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

During the three months ended March 31, 2021, the Company paid $8,000 in cash for one of its fixed rate promissory notes.

During the three months ended March 31, 2021, the Company converted $234,700 in principal and $75,346 in accrued but unpaid interest into 17,686,548 shares of common stock.

The gross amount of all convertible notes with variable conversion rates outstanding at March 31, 2021 is $4,936,846, of which $2,778,246 are past maturity.

Notes payable to a former related party in the aggregate amount of $137,500 were outstanding at March 31, 2021 which are past maturity date. The notes bear interest between 10% and 12% per annum. During the three months ended March 31, 2021, the Company paid $5,500 principal to this former related party.

As of March 31, 2021, fixed rate notes payable outstanding totaled $1,137,747, of which $50,000 is past maturity.

	March 31, 2021	December 31, 2020

Notes payable at beginning of period	$6,835,196	$6,874,795
Notes payable issued	250,000	1,364,611
Liquidated damages	-	452,095
Note modification	-	25,190
Loan fees added to note payable	-	120,389
Repayments of notes payable in cash	(13,500)	(22,000)
Settlements on note payable	-	(697,253)
Less amounts converted to stock	(234,700)	(1,282,631)
Notes payable at end of period	6,836,996	6,835,196
Less debt discount	(100,987)	(201,157)
	$6,736,009	$6,634,039

Notes payable issued to a former related party	$137,500	$143,000
Notes payable issued to non-related parties	$6,598,509	$6,491,039

The maturity dates on the notes-payable are as follows:

	Notes to
12 months ending,	Former Related party	Non-related parties	Total

Past due	$137,500	$3,453,149	$3,590,649
March 31, 2022	-	3,246,347	3,246,347
	$137,500	$6,699,496	$6,836,996

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Note 7 - Shareholders’ Deficit

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock which have been designated as follows:

	Number of Shares	Number of Shares Outstanding	Par	Liquidation
	Authorized	at September 30, 2020	Value	Value
Series AA	1,000,000	25,000	$0.0010	$-
Preferred Series B	50,000	600	$0.0001	$100
Preferred Series C	8,000	763	$0.0001	$1,000
Preferred Series D	20,000	305	$0.0001	$1,000
Undesignated	3,922,000	-	-	-

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

Each holder of outstanding shares of Series AA Super Voting Preferred Stock shall be entitled to one hundred thousand (100,000) votes for each share of Series AA Super Voting Preferred Stock held on the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company. The Series AA Super Voting Preferred Stockholders will receive no dividends nor any value on liquidation. As of March 31, 2021, there were 25,000 shares of Series AA Preferred stock outstanding.

Series B Convertible Preferred Stock

On February 7, 2017, the Company filed a certificate of designation for 50,000 shares of Series B Convertible Preferred Stock designated as Series B (“Series B”) which are authorized and convertible, at the option of the holder, commencing six months from the date of issuance into common shares and warrants. For each share of Series B, the holder, on conversion, shall receive the stated value divided by 75% of the market price on the date of purchase of Series B and a three-year warrant exercisable into up to a like amount of common shares with an exercise price of 150% of the market price as defined in the Certificate of Designation. Dividends shall be paid only if dividends on the Company’s issued and outstanding Common Stock are paid and the amount paid to the Series B holder will be as though the conversion shares had been issued. The Series B holders have no voting rights. Upon liquidation, the holder of Series B, shall be entitled to receive an amount equal to the stated value, $100 per share, plus any accrued and unpaid dividends thereon before any distribution is made to Series C Secured Redeemable Preferred Stock or common stockholders. As of March 31, 2021, 600 shares of Series B are outstanding.

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

During the three months ended March 31, 2021, and 2020, the Company converted 0 and 936 shares of Series C into 0 and 1,636,166 shares of common stock. As of March 31, 2021, there are 763 shares of Series C outstanding.

Series D Convertible Preferred Stock

On November 11, 2019, the Company filed a certificate of designation for 20,000 shares of Series D Convertible Preferred Stock designated as Series D (“Series D”), which are authorized and convertible, at the option of the holder, at any time from the date of issuance, into shares of common shares. On or prior to August 1, 2020, for each share of Series D, the holder, on conversion, shall receive a number of common shares equal to 0.01% of the Company’s issued and outstanding shares on conversion date and for conversion on or after August 2, 2020, the holder shall receive conversion shares as though the conversion date was August 1, 2020, with no further adjustments for issuances by the Company of common stock after August 1, 2020, except for stock split or reverse stock splits of the common stock. Management classified the Series D in permanent equity as of March 31, 2021.

The Series D holders have no voting rights. Upon liquidation, the holder of Series D, shall be entitled to receive an amount equal to the stated value, $1,000 per share, plus any accrued and unpaid dividends thereon before any distribution is made to common stockholders. The Company did not issue any shares of Series D in the three months ended March 31, 2021. As of March 31, 2021, there are 305 shares of Series D outstanding.

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

During the three months ended March 31, 2021, the Company issued 17,686,548 shares of common stock for the conversion of notes and accrued interest in the amount of $310,046.

During the three months ended March 31, 2021, the Company issued 2,300,334 shares of common stock labeled as commitment shares in connection with the issuance of promissory notes.

During the three months ended March 31, 2021, the Company issued 7,000,000 shares of common stock for total consideration of $126,000.

During the three months ended March 31, 2020, the Company issued 4,388,291 shares of common stock for the conversion of notes and accrued interest in the amount of $2,545,714.

During the three months ended March 31, 2020, the Company issued 1,636,166 shares of common stock with a value of approximately $1,247,800, related to the conversion of Series C.

Stock Options

The balance of all stock options outstanding as of March 31, 2021, is as follows:

		Weighted Average	Weighted Average Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Options	Per Share	Term (years)	Value
Outstanding at January 1, 2021	3,014,080	$0.37	1.67	-
Granted	-	$-	-	-
Cancelled	(350)	$47.00	-	-
Exercised	-	$-	-	-
Outstanding at March 31, 2021	3,013,730	$0.37	2.79	$-

Exercisable at March 31, 2021	763,730	$1.01	1.72	$-

Share-based compensation expense for the three months ended March 31, 2021, and 2020, totaled $20,471 and $9,567, respectively.

The total unrecognized compensation expense amounts to approximately $178,000 and should be recognized evenly over a 26-month period.

On June 11, 2020, the Board of Directors approved the issuance of 74,668,000 non-incentive stock options to officers, directors, and key consultants. The key terms and conditions of the award have not been mutually understood and agreed upon, and as a result, the Company has not recognized stock compensation for such award for the three months ended March 31, 2021.

Warrants

A summary of the status of the warrants granted under these agreements at March 31, 2021, and changes during the three months then ended is presented below:

	Outstanding Warrants
		Weighted Average	Weighted Average Remaining
		Exercise Price	Contractual
	Shares	Per Share	Term (years)
Outstanding at January 1, 2021	39,295	$200.72	0.93
Granted	-	$-	-
Cancelled	(8,770)	$510.04	-
Exercised	-	$-
Outstanding at March 31, 2021	30,525	$111.86	0.90

Exercisable at March 31, 2021	30,525	$111.86	0.90

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Note 8 – Related Party and former related parties Transactions.

One executive officer of the Company has agreed to defer a portion of his compensation until cash flow improves. As of March 31, 2021, the balance of the deferred compensation was $345,789, which reflects $75,000 accrual of deferred compensation and approximately $67,000 cash repayment of deferred compensation during the three months ended March 31, 2021.

One former executive of the Company has agreed to defer a portion of his compensation until cash flow improves. As of March 31, 2021, the balance of his deferred compensation was $632,257. No activity occurred during the three months ended March 31, 2021.

From time-to-time officer of the Company advance monies to the Company to cover costs. The balance of short-term advances due to one officer of the Company at March 31, 2021 was $6,529 and is included in the Company’s accounts payable balance as of March 31, 2021.

At March 31, 2021, notes payable remain outstanding to the former President of the Company, in the amount of $137,500. At March 31, 2021, accrued interests on these notes payable totaled $57,896, and are included in accrued expenses on the condensed consolidated balance sheet.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Note 9 – Fair Value Measurements

The Company has issued Variable Debentures which contained variable conversion rates based on unknown future prices of the Company’s common stock. This results in a conversion feature. The Company measures the conversion feature using the Black Scholes option pricing model using the following assumptions:

Three months ended March 31,
	2021	2020

Expected term	1 – 4 months	1 month
Exercise price	$0.012-$0.028	$0.09-$0.76
Expected volatility	182%-206%	157%-249%
Expected dividends	None	None
Risk-free interest rate	0.07% to 0.13%	0.13% to 1.54%
Forfeitures	None	None

The assumptions used in determining fair value represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change, including changes in the market value of the Company’s common stock, managements’ assessment, or significant fluctuations in the volatility of the trading market for the Company’s common stock, the Company’s fair value estimates could be materially different in the future.

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

The following table presents changes in the liabilities with significant unobservable inputs (level 3) for the three months ended March 31, 2021:

Derivative
Liability
Balance December 31, 2020	$4,202,597

Extinguishment	(74,476)
Settlements by debt settlement	(538,534)
Change in estimated fair value	1,700,010

Balance March 31, 2021	$5,289,597

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

The following table presents balances in the liabilities with significant unobservable inputs (Level 3) at March 31, 2021:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

As of March 31, 2021
Derivative liability	$-	$-	$5,289,597	$5,289,597
Total	$-	$-	$5,289,597	$5,289,597

Note 10 – Commitments and Contingencies

Legal Matters

The Company is a defendant in a case brought by Auctus Fund, LLC seeking to enforce a variable rate dated in August 2019, which was in the original amount of $275,250 and claiming damages in excess of $500,000, other unspecified damages and attorney fees. The Company is vigorously defending the action and as filed an answer with counterclaims. While the matter is in its early stages and there are always uncertainties in litigation, management does not believe that the litigation will have a result significantly averse to the Company.

The Company may become involved in various legal proceedings in the normal course of business.

Note 11 – Concentrations.

Sales

During the three months ended March 31, 2021, we had one significant customer, which accounted for 31% of sales.

Supplier

We also have a single source for our bioelectric medical devices, which account for 100% of our sales. The interruption of products provided by this supplier would adversely affect our business and financial condition unless an alternative source of products could be found.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Accounts Receivable

At March 31, 2021, we had one customer which accounted for 61% of our account receivable balances.

Note 12 – Subsequent Events

Subsequent to March 31, 2021, an aggregate of 3,804,103 shares of restricted common stock were issued on the conversion of $48,150 of principal and $16,139 of accrued interest pursuant to Variable Notes.

Subsequent to March 31, 2021, the Company issued 1,515,152 shares of restricted common stock to one holder of promissory note in settlement of its outstanding promissory note principal and accrued interest.

Subsequent to March 31, 2021, the Company issued 1,111,111 shares of restricted common stock pursuant to the conversion of 25 Series C at $1,000 stated value.

Subsequent to March 31, 2021, the Company issued 2,505,834 shares of restricted common stock to former related party pursuant to the conversion of $75,175 principal and interest of previously issued promissory notes.

Subsequent to March 31, 2021, the Company executed a 15% convertible promissory note for principal of $150,000.

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

The Company’s non-invasive Electroceutical® therapeutics device, SofPulse®, using pulsed short-wave radiofrequency at 27.12 MHz has been FDA-Cleared and CE Marked for the palliative treatment of soft tissue injuries and post-operative plain and edema, and has CMS National Coverage for the treatment of chronic wounds. The Company’s current portfolio of pre-clinical stage Electroceutical® therapeutics devices address chronic kidney disease, liver disease non-alcoholic steatohepatitis (NASH), cardiovascular and peripheral artery disease (PAD) and ischemic stroke.

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

Going Concern

Our independent registered auditors included an explanatory paragraph in their opinion on our consolidated financial statements as of and for the fiscal year ended December 31, 2020 that states that our ongoing losses and lack of resources causes doubt about our ability to continue as a going concern.

The World Health Organization declared the Coronavirus outbreak a pandemic on March 11, 2020 and in the United States various emergency actions have been taken on the National, State and Local levels. The effects of this pandemic on the Company’s business are uncertain.

Critical Accounting Policies

A summary of our significant accounting policies is included in Note 1 of the “Notes to the Consolidated Financial Statements,” contained in our Form 10-K for the year ended December 31, 2020. Management believes that the consistent application of these policies enables us to provide users of the financial statements with useful and reliable information about our operating results and financial condition. The summary condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require us to make estimates and assumptions. We did not experience any significant changes during the three months ended March 31, 2021 in any of our Critical Accounting Policies from those contained in our Form 10-K for the year ended December 31, 2020.

New Accounting Pronouncements

See Note 1 of Notes to Condensed Consolidated Financial Statements for further discussion of new accounting standards that have been adopted or are being evaluated for future adoption.

Results of Operations

Three Months ended March 31, 2021 and 2020.

	Three Months Ended March 31,		Favorable
	2021	2020	(Unfavorable)%

Revenue	$34,715	$69,685	$(34,970)	-50.2%
Cost of revenue	2,521	6,260	3,739	59.7%
Gross profit	32,194	63,425	(31.231)	-49.2%

Operating expenses	622,638	743,037	120,399	16.2%

Loss from operations	(590,444)	(679,612)	89,168	13.1%

Other expense	(2,090,437)	5,018,030	(7,108,467)	141.7%

Net loss	$(2,680,881)	$4,338,418	$(7,019,299)	161.8%

Revenue

Revenue of the Company’s SofPulse® product during the three months ended March 31, 2021 was $34,715, a decrease of $34,970, or approximately 50%, compared to $69,685 for the three months ended March 31, 2020.

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

Cost of Revenue

Cost of revenue during the three months ended March 31, 2021 was $2,521, a decrease of $3,739 or 59.7% compared to $6,260 for the three months ended March 31, 2020. Cost of revenue is recognized on those sales recorded as gross for which we are the principal in the transaction as opposed to net sales which reflect no cost of revenue.

It is anticipated that cost of revenue will increase in future quarters as the roll out of the SofPulse® product continues.

Operating Expenses

Operating expenses decreased by $120,399 or 16.2%, to $622,638 for the three months ended March 31, 2021 compared to $743,037 for the three months ended March 31, 2020. This change was due primarily to a decrease in consulting fees of approximately $70k, a decrease in payroll fee by approximately $88k and rent expenses by approximately $20k, offset by increase of $41k in professional fees.

Other Expense/Income

Other expense for the quarter ended March 31, 2021 was $2,090,437 compared an income of $5,018,030 for the quarter ended March 31, 2020. This change was due primarily to a change in valuation of our derivative liabilities of approximately $8.1 million offset by a decrease of approximately $0.5 million in interest expense and a decrease of approximately $0.6 million in loss from debt extinguishment. We anticipate continued large fluctuations in other income/expense as a result of quarterly re-evaluation of derivative liabilities.

Liquidity and Capital Resources

	As of
	March 31, 2021	December 31, 2020	Favorable (Unfavorable)
Working Capital

Current assets	$124,173	$46,187	$77,986
Current liabilities	18,339,829	16,825,821	1,514,008
Working capital deficit	$(18,215,656)	$(16,779,634)	$(1,436,022)

Long-term debt	$155,000	$155,000	$-

Stockholders’ deficit	$(15,973,116)	$(14,373,786)	$(1,599,330)

	Three Months Ended March 31,		Favorable
	2021	2020	(Unfavorable)
Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(289,948)	$(297,215)	$7,267
Investing activities	$-	$-	$-
Financing activities	$362,500	$278,500	$84,000

	As of		Favorable
	March 31, 2021	December 31, 2020	(Unfavorable)
Balance Sheet Select Information

Cash	$85,972	$13,420	$72,552

Accounts payable and accrued expenses	$6,314,223	$5,989,185	$(325,038)

Since January 1, 2021, and through March 31, 2021, the Company has raised approximately $0.4 million in equity and debt transactions. These funds have been used to commence the operations of the Company to acquire and begin the development of its intellectual property portfolio. These activities include attending trade shows and corporate development. Our accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these condensed consolidated financial statements. The Company has incurred substantial losses since inception. Its current liabilities exceed its current assets and available cash is not sufficient to fund expected future operations. The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern. To reduce the risk of not being able to continue as a going concern, management is commercializing its FDA cleared and CE marked products and has commenced its business plan to materialize revenues from potential, future, license agreements, has raised capital through the sale of its common stock and is seeking out profitable companies. Our cash on hand at March 31, 2021 was less than $86,000. This will be insufficient to fund operations if additional capital is not raised. The Company raised an aggregate of $ 376,000 through the sale of equity and debt securities during the three months ended March 31, 2021.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that as of March 31, 2021 our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended March 31, 201. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Item 1A. Risk Factors.

We are a Smaller Reporting Company (as defined in Rule 12b-2 of the Exchange Act) and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Number of
Common Shares	Source of
Issued	Payment	Amount

17,646,548	Conversion of notes	$833,198
7,000,000	Issuance for cash	126,000
2,300,334	Commitment shares	101,882

The above issuances of securities during the three months ended March 31, 2021 were exempt from registration pursuant to Section 4(2), and/or Regulation D promulgated under the Securities Act. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

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

Dated: May 24, 2021	Endonovo Therapeutics, Inc.

	By:	/s/ Alan Collier
Alan Collier
Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

