Form 10-Q
period 2021-06-30
ENDONOVO THERAPEUTICS, INC.
filed 2021-08-23
CIK 1528172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021.

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

Yes ☒ No ☐

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of August 20, 2021, there were 65,759,771 shares of common stock, $0.0001 par value issued and outstanding.

ENDONOVO THERAPEUTICS, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

June 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash	$8,538	$13,420
Accounts receivable, net of allowance for doubtful accounts of $0	9,417	942
Prepaid expenses and other current assets	20,725	31,825
Total current assets	38,680	46,187

Property, Plant and Equipment, net	-	1,580
Patents, net	2,235,812	2,559,268
Total assets	$2,274,492	$2,607,035

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$711,235	$700,932
Accrued interest	2,164,506	1,904,136
Deferred compensation	3,739,806	3,384,117
Notes payable, net of discounts of $70,236 and $201,157 as of June 30, 2021, and December 31, 2020	6,538,340	6,491,039
Notes payable – former related party	121,000	143,000
Derivative liability	5,903,803	4,202,597

Total current liabilities	19,178,690	16,825,821

Acquisition payable	79,825	155,000
Total liabilities	19,258,515	16,980,821
COMMITMENTS AND CONTINGENCIES, note 10

Shareholders’ deficit
Super AA super voting preferred stock, $0.001 par value; 1,000,000 authorized and 25,000 issued and outstanding at June 30, 2021, and December 31, 2020	25	25
Series B convertible preferred stock, $0.0001 par value; 50,000 shares authorized, 600 shares issued and outstanding at June 30, 2021, and December 31, 2020	1	1

Series C convertible preferred stock, $0.0001 par value; 8,000 shares authorized, 738 and 763 shares issued and outstanding at June 30, 2021, and December 31, 2020	-	-

Series D convertible preferred stock, $0.0001 par value; 20,000 shares authorized, 305 issued and outstanding at June 30, 2021, and December 31, 2020	-	-

Common stock, $0.0001 par value; 2,500,000,000 shares authorized; 60,659,771 and 24,536,689 shares issued and outstanding as of June 30, 2021, and December 31, 2020	6,067	2,453
Additional paid-in capital	40,327,526	38,963,827
Stock subscriptions	(1,570)	(1,570)
Accumulated deficit	(57,316,072)	(53,338,522)
Total shareholders’ deficit	(16,984,023)	(14,373,786)
Total liabilities and shareholders’ deficit	$2,274,492	$2,607,035

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenue	$30,284	$44,631	$64,999	$114,316
Cost of revenue	500	11,300	3,021	17,560
Gross profit	29,784	33,331	61,978	96,756

Operating expenses	599,837	635,157	1,222,475	1,378,194
Loss from operations	(570,053)	(601,826)	(1,160,497)	(1,281,438)

Other income (expense)
Change in fair value of derivative liability	(720,439)	(861,147)	(2,420,449)	5,600,255
Gain (loss) on settlement of debt	114,021	92,492	70,996	(516,783)
Interest expense, net	(120,198)	(264,170)	(467,600)	(1,098,267)
Other income (expense)	(726,616)	(1,032,825)	(2,817,053)	3,985,205

Income (Loss) before income taxes	(1,296,669)	(1,634,651)	(3,977,550)	2,703,767

Provision for income taxes	-	-	-	-

Net Income (loss) income	$(1,296,669)	$(1,634,651)	$(3,977,550)	$2,703,767

Basic Income (Loss) per share	$(0.02)	$(0.17)	$(0.08)	$0.42
Diluted Income (Loss) per share	$(0.02)	$(0.17)	$(0.08)	$(0.15)
Weighted average common share outstanding:
Basic	58,487,227	9,833,073	50,084,150	6,368,543
Diluted	58,487,227	9,833,073	50,084,150	15,065,162

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months ended June 30,
	2021	2020
Operating activities:
Net (Loss) Income	$(3,977,550)	$2,703,767
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation and amortization expense	325,036	325,053
Stock compensation expense	40,961	55,540
Fair value of commitment shares issued with debt	33,470	-
Fair value of equity issued for services	-	13,067
Loss (gain) on extinguishment of debt	(70,996)	516,783
Amortization of note discount and original issue discount	72,751	36,843
Amortization of discount on Series C Preferred stock liability	-	248
Non-cash interest expense	-	550,994
Change in fair value of derivative liability	2,420,449	(5,600,255)
Changes in assets and liabilities:
Accounts receivable	(8,475)	21,801
Prepaid expenses and other current assets	11,100	17,560
Account payable	10,304	9,936
Accrued interest	361,379	510,184
Deferred compensation	355,689	385,486
Net cash used in operating activities	(425,882)	(452,061)

Financing activities:
Proceeds from the issuance of notes payable	325,000	401,424
Repayments on former related-party of notes payable	(22,000)	(13,000)
Repayments of convertible debt in cash	(8,000)	-
Proceeds from issuance of common stock and units	126,000	-
Proceeds from issuance of preferred stock	-	50,000
Net cash provided by financing activities	421,000	438,424

Net decrease in cash	(4,882)	(13,637)
Cash, beginning of year	13,420	18,893
Cash, end of period	$8,538	$5,256

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activities:
Conversion of notes payable and accrued interest to common stock	$501,629	$1,311,240
Conversion of Preferred C Stock to common stock	$33,333	$1,387,601
Issuance of common stock to Preferred C Stock inducement	$-	$8,152
Exchange note and accrued interest to new convertible note	$-	$316,494

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Deficit

(Unaudited)

For six months ended June 30, 2020.

	Series AA Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-in	Subscription	Retained	Total Shareholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Earnings	Deficit
Balance December 31, 2019	25,000	$25	600	$1	-	$-	255	$-	1,189,204	$118	$32,432,392	$(1,570)	$(52,934,786)	$(20,503,820)

Reclassification Preferred Series C	-	-	-	-	1,814	-	-	-	-	-	2,418,269	-	-	2,418,269
Shares issued for Preferred Series D	-	-	-	-	-	-	50	-	-	-	50,000	-	-	50,000
Shares issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	4,388,291	439	2,545,275	-	-	2,545,714
Shares issued for conversion of Preferred Series C to common share	-	-	-	-	(990)	-	-	-	1,636,166	164	(164)	-	-	-
Valuation of stock options issued for services	-	-	-	-	-	-	-	-	-	-	9,567	-	-	9,567
Net loss for the quarter ended March 31, 2020	-	-	-	-	-	-	-	-	-	-		-	4,338,418	4,338,418
Balance March 31, 2020	25,000	$25	600	$1	824	$-	305	$-	7,213,661	$721	$37,455,339	$(1,570)	$(48,596,368)	$(11,141,852)

Shares issued for conversion of Preferred Series C to Common share	-	-	-	-	(105)	-	-	-	985,322	99	27	-	-	126
Shares issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	3,353,044	335	475,627	-	-	475,962
Restricted shares issued as inducement to Series C	-	-	-	-	-	-	-	-	58,428	6	8,146	-	(8,152)	-
Common stock issued for services	-	-	-	-	-	-	-	-	25,000	3	3,497	-	-	3,500
Commitment shares	-	-	-	-	-	-	-	-	385,963	39	55,501	-	-	55,540
Common stock issued with exchange of convertible notes	-	-	-	-	-	-	-	-	409,000	41	58,814	-	-	58,855
Net loss for the quarter ended June 30, 2020	-	-	-	-	-	-	-	-	-	-	-	-	(1,634,651)	(1,634,651)
Balance June 30, 2020	25,000	$25	600	$1	719	$-	305	$-	12,430,418	$1,244	$38,056,951	$(1,570)	$50,239,171)	$(12,182,520)

For six months ended June 30, 2021.

	Series AA Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-in	Subscription	Retained	Total Shareholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Earnings	Deficit

Balance December 31, 2020	25,000	$25	600	$1	763	$-	305	$-	24,536,689	$2,453	$38,963,827	$(1,570)	$(53,338,522)	$(14,373,786)

Shares issued as commitment to note holders	-	-	-	-	-	-	-	-	2,300,334	230	101,652	-	-	101,882
Common stock issued for cash									7,000,000	700	125,300			126,000
Shares issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	17,686,548	1,769	831,429	-	-	833,198
Valuation of stock options issued for services	-	-	-	-	-	-	-	-	-	-	20,471	-	-	20,471
Net loss for the quarter ended March 31, 2021	-	-	-	-	-	-	-	-	-	-		-	(2,680,881)	(2,680,881)
Balance March 31, 2021	25,000	$25	600	$1	763	$-	305	$-	51,523,571	$5,152	$40,042,679	$(1,570)	$(56,019,403)	$(15,973,116)
Shares issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	3,804,103	381	116,165	-	-	116,546
Shares issued for conversion of Preferred Series C to Common share	-	-	-	-	(25)	-	-	-	1,111,111	111	(111)	-	-	-
Common Shares issued for debt settlement	-	-	-	-	-	-	-	-	1,515,152	152	57,576	-	-	57,728
Shares issued as commitment to note holders	-	-	-	-	-	-	-	-	200,000	20	6,280	-	-	6,300
Shares issued as settlement of debt with former related party	-	-	-	-	-	-	-	-	2,505,834	251	84,446	-	-	84,697
Valuation of stock options issued for services	-	-	-	-	-	-	-	-	-	-	20,491	-	-	20,491
Net loss for the quarter ended June 30, 2021	-	-	-	-	-	-	-	-	-	-	-	-	(1,296,669)	(1,296,669)
Balance June 30, 2021	25,000	$25	600	$1	738	$-	305	$-	60,659,771	$6,067	$40,327,526	$(1,570)	$57,316,072	$(16,984,023)

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated financial statements as of June 30, 2021, and 2020, are unaudited; however, in the opinion of management such interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in the Company’s most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on April 13, 2021. The results of operations for the period presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

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

As of June 30, 2021, the Company had cash of approximately $8,500 and a working capital deficiency of approximately $19.1 million. During the six months ended June 30, 2021, the Company used approximately $0.4 million of cash in its operation. The Company has incurred recurring losses resulting in an accumulated deficit of approximately $57.3 million as of June 30, 2021. These conditions raise substantial doubt as to its ability to continue as going concern within one year from issuance date of these financial statements.

During the six months ended June 30, 2021, the Company has raised approximately $0.5 million in debt and equity financing. The Company is raising additional capital through debt and equity securities to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern.

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

Earnings (Loss) Per Share

The Company utilizes Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, “Earnings per Share.” Basic earnings (loss) per share is computed based on the earnings (loss) attributable to common shareholders divided by the weighted average number of shares outstanding for the period excluding any dilutive effects of options, warrants, unvested share awards and convertible securities. Diluted earnings (loss) per common share is calculated similar to basic earnings (loss) per share except that the denominator is increased to include additional common share equivalents available upon exercise of stock option, warrants, common shares issuable under convertible debt and restricted stock using the treasury stock method. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method, excluding any common share equivalents if their effect would be anti-dilutive. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. Securities that are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been antidilutive for the six months ended June 30, 2021, include stock options, warrants, and notes payable. The Company has 3,013,730 options and 28,309 warrants to purchase common stock outstanding at June 30, 2021. The Company has 96,533 options and 71,078 warrants to purchase common stock outstanding at June 30, 2020.

The components of basic and diluted earnings per share for the six months ended June 30, 2021, and 2020 were as follows:

	Six months ended June 30,
	2021	2020
Numerator:
Net income (loss) attributable to common shareholders	$(3,997,550)	$2,703,767

Effect of dilutive securities
Convertible notes	-	(4,921,950)
Net loss for diluted earnings per share	$(3,997,550)	$(2,218,183)
Denominator:
Weighted-average number of common shares outstanding during the period	50,084,150	6,368,543
Dilutive effect of convertible notes payable	-	8,696,619
Common stock and common stock equivalents used for diluted earnings per share	50,084,150	15,065,162

Accounts Receivable

The Company uses the specific identification method for recording the provision for doubtful accounts, which was $0 at June 30, 2021, and December 31, 2020. Account receivables are written off when all collection attempts have failed.

Research and Development

Costs relating to the development of new products are expensed as research and development as incurred in accordance with FASB Accounting Standards Codification (“ASC”) 730-10, Research and Development. Research and development costs amounted to $0 and $3,283 for the six months ended June 30, 2021, and 2020, respectively, and are included in operating expenses in the condensed consolidated statements of operations.

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

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Note 3 - Revenue Recognition

Contracts with Customers

The Company adopted ASC 606, Revenue from Contracts with Customers effective January 1, 2019, using the modified retrospective method applied to those contracts which were not substantially completed as of January 1, 2019. These standards provide guidance on recognizing revenue, including a five-step model to determine when revenue recognition is appropriate. The standard requires that an entity recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

The Company routinely plan on entering into contracts with customers that include general commercial terms and conditions, notification requirements for price increases, shipping terms and in most cases prices for the products and services that we offer. The Company’s performance obligations are established when a customer submits a purchase order notification (in writing, electronically or verbally) for goods and services, and we accept the order. The Company identified performance obligations as the delivery of the requested product or service in appropriate quantities and to the location specified in the customer’s contract and/or purchase order. The Company generally recognize revenue upon the satisfaction of these criteria when control of the product or service has been transferred to the customer at which time, the Company has an unconditional right to receive payment. The Company’s sales and sale prices are final and our prices are not affected by contingent events that could impact the transaction price.

Revenues for our SofPulse® product is typically recognized at the time the product is shipped, at which time the title passes to the customer, and there are no further performance obligations.

In connection with offering products and services provided to the end user by third-party vendors, the Company reviews the relationship between us, the vendor, and the end user to assess whether revenue should be reported on a gross or net basis. In asserting whether revenue should be reported on a gross or net basis, the Company considers whether the Company acts as a principal in the transaction and control the goods and services used to fulfill the performance obligation(s) associated with the transaction.

Sources of Revenue

The Company has identified the following revenues by revenue source:

1.	Medical care providers

As of June 30, 2021, and 2020, the sources of revenue were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Direct sales- medical care providers, gross	$30,284	$44,631	$64,999	$114,316
Total sources of revenue	$30,284	$44,631	$64,999	$114,316

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

Note 4 – Property, Plant and Equipment

The following is a summary of equipment, at cost, less accumulated depreciation at June 30, 2021, and December 31, 2020:

	June 30, 2021	December 31, 2020

Autos	$64,458	$64,458
Medical equipment	13,969	13,969
Other equipment	11,367	11,367
	89,794	89,794
Less accumulated depreciation	89,794	88,214
	$-	$1,580

Depreciation expense for the six months ended June 30, 2021, and 2020 was $1,580 and $2,529, respectively.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Note 5 – Patents.

In December 2017, we acquired from Rio Grande Neurosciences, Inc. (RGN) a patent portfolio for $4,500,000. The earliest patents expire in 2024. The following is a summary of patents less accumulated amortization at June 30, 2021, and December 31, 2020:

	June 30, 2021	December 31, 2020

Patents	$4,500,000	$4,500,000

Less accumulated amortization	2,264,188	1,940,732

Patents, net	$2,235,812	$2,559,268

Amortization expense associated with patents was $323,456 for the six months ended June 30, 2021, and 2020. The estimated future amortization expense related to patents as of June 30, 2021, is as follows:

Twelve Months Ending June 30,	Amount

2021	$646,910
2022	646,910
2023	646,910
2024	295,082

Total	$2,235,812

Note 6- Notes Payable

Notes Payable

During the six months ended June 30, 2021, the Company issued four (4) fixed rate promissory notes totaling $325,000 for funding of $325,000 with original terms of twelve months and interest rates of 15%. The holders of the promissory notes can convert the outstanding unpaid principal and accrued interest at a fixed conversion rate, subject to standard anti-dilution features.

During the six months ended June 30, 2021, the Company amended the terms of two of its promissory notes to accelerate the conversion feature and amend the conversion price of the instruments. The Company recorded the modification in accordance with ASC 470-50 Debt-Modifications and Extinguishments and recorded $58,407 as loss from debt extinguishment in the condensed consolidated statements of operations.

During the six months ended June 30, 2021, the Company settled one of its promissory note by issuing 1,515,152 restricted shares of the Company’s common stock with a fifteen percent (15%) make-whole provision. The Company recorded a gain on debt extinguishment of approximately $128,000.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

During the six months ended June 30, 2021, the Company paid $8,000 in cash for one of its fixed rate promissory notes.

During the six months ended June 30, 2021, the Company converted $282,850 in principal and $91,485 in accrued but unpaid interest into 21,490,651 shares of common stock.

The gross amount of all convertible notes with variable conversion rates outstanding at June 30, 2021 is $4,770,926, of which $2,660,476 are past maturity.

Notes payable to a former related party in the aggregate amount of $121,000 were outstanding at June 30, 2021, which are past maturity date. The notes bear interest between 10% and 12% per annum. During the six months ended June 30, 2021, the Company paid $22,000 principal to this former related party.

As of June 30, 2021, fixed rate notes payable outstanding totaled $1,212,747, of which $160,747 is past maturity.

	June 30, 2021	December 31, 2020

Notes payable at beginning of period	$6,835,196	$6,874,795
Notes payable issued	325,000	1,364,611
Liquidated damages	-	452,095
Note modification	-	25,190
Loan fees added to note payable	-	120,389
Repayments of notes payable in cash	(30,000)	(22,000)
Settlements on note payable	(117,770)	(697,253)
Less amounts converted to stock	(282,850)	(1,282,631)
Notes payable at end of period	6,729,576	6,835,196
Less debt discount	(70,236)	(201,157)
	$6,659,340	$6,634,039

Notes payable issued to a former related party	$121,000	$143,000
Notes payable issued to non-related parties	$6,538,340	$6,491,039

The maturity dates on the notes-payable are as follows:

	Notes to
12 months ending,	Former Related party	Non-related parties	Total

Past due	$121,000	$3,446,126	$3,567,126
June 30, 2022	-	3,162,450	3,162,450
	$121,000	$6,608,576	$6,729,576

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Note 7 - Shareholders’ Deficit

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock which have been designated as follows:

	Number of Shares	Number of Shares Outstanding	Par	Liquidation
	Authorized	at June 30, 2021	Value	Value
Series AA	1,000,000	25,000	$0.0010	$-
Preferred Series B	50,000	600	$0.0001	$100
Preferred Series C	8,000	738	$0.0001	$1,000
Preferred Series D	20,000	305	$0.0001	$1,000
Undesignated	3,922,000	-	-	-

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

Each holder of outstanding shares of Series AA Super Voting Preferred Stock shall be entitled to one hundred thousand (100,000) votes for each share of Series AA Super Voting Preferred Stock held on the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company. The Series AA Super Voting Preferred Stockholders will receive no dividends nor any value on liquidation. As of June 30, 2021, there were 25,000 shares of Series AA Preferred stock outstanding.

Series B Convertible Preferred Stock

On February 7, 2017, the Company filed a certificate of designation for 50,000 shares of Series B Convertible Preferred Stock designated as Series B (“Series B”) which are authorized and convertible, at the option of the holder, commencing six months from the date of issuance into common shares and warrants. For each share of Series B, the holder, on conversion, shall receive the stated value divided by 75% of the market price on the date of purchase of Series B and a three-year warrant exercisable into up to a like amount of common shares with an exercise price of 150% of the market price as defined in the Certificate of Designation. Dividends shall be paid only if dividends on the Company’s issued and outstanding Common Stock are paid, and the amount paid to the Series B holder will be as though the conversion shares had been issued. The Series B holders have no voting rights. Upon liquidation, the holder of Series B, shall be entitled to receive an amount equal to the stated value, $100 per share, plus any accrued and unpaid dividends thereon before any distribution is made to Series C Secured Redeemable Preferred Stock or common stockholders. As of June 30, 2021, 600 shares of Series B are outstanding.

Series C Convertible Redeemable Preferred Stock

On December 22, 2017, the Company filed a certificate of designation for 8,000 shares of Series C Secured Redeemable Preferred Stock (“Series C”). Each share of the C Preferred is entitled to receive a $20.00 quarterly dividend commencing March 31, 2018, and each quarter thereafter and is to be redeemed for the stated value, $1,000 per share, plus accrued dividends in cash (i) at the Company’s option, commencing one year from issuance and (ii) mandatorily as of December 31, 2019. Management determined that the Series C should be classified as liability per the guidance in ASC 480 Distinguishing Liabilities from Equity as of December 31, 2019. On January 29, 2020, the Company filed the amended and restated certificate of designation fort its Series C Secured Redeemable Preferred Stock. The amendment changed the rights of the Series C by (a) removing the requirement to redeem the Series C, (b) removing the obligation to pay dividends on the Series C, (c) Allowing the holders of shares of Series C to convert the stated value of their shares into common stock of the Company at 75% of the closing price of such common stock on the day prior to the conversion. The C Preferred does not have any rights to vote with the common stock.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Upon liquidation, the holder of Series C, shall be entitled to receive an amount equal to the stated value, $1,000 per share, plus any accrued and unpaid dividends thereon before any distribution is made to common stockholders but after distributions are made to holders of Series B.

During the six months ended June 30, 2021, and 2020, the Company converted 25 and 1,041 shares of Series C into 1,111,111 and 2,621,488 shares of common stock. As of June 30, 2021, there are 738 shares of Series C outstanding.

Series D Convertible Preferred Stock

On November 11, 2019, the Company filed a certificate of designation for 20,000 shares of Series D Convertible Preferred Stock designated as Series D (“Series D”), which are authorized and convertible, at the option of the holder, at any time from the date of issuance, into shares of common shares. On or prior to August 1, 2020, for each share of Series D, the holder, on conversion, shall receive a number of common shares equal to 0.01% of the Company’s issued and outstanding shares on conversion date and for conversion on or after August 2, 2020, the holder shall receive conversion shares as though the conversion date was August 1, 2020, with no further adjustments for issuances by the Company of common stock after August 1, 2020, except for stock split or reverse stock splits of the common stock. Management classified the Series D in permanent equity as of June 30, 2021.

The Series D holders have no voting rights. Upon liquidation, the holder of Series D, shall be entitled to receive an amount equal to the stated value, $1,000 per share, plus any accrued and unpaid dividends thereon before any distribution is made to common stockholders. The Company did not issue any shares of Series D in the six months ended June 30, 2021. As of June 30, 2021, there are 305 shares of Series D outstanding.

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

During the six months ended June 30, 2021, the Company issued 21,490,651 shares of common stock for the conversion of principal notes and accrued interest in the amount of $374,335.

During the six months ended June 30, 2021, the Company issued 2,500,334 shares of common stock labeled as commitment shares in connection with the issuance of promissory notes.

During the six months ended June 30, 2021, the Company issued 7,000,000 shares of common stock pursuant to securities purchase agreement for total consideration of $126,000.

During the six months ended June 30, 2021, the Company issued 1,111,111 shares of common stock with a value of $33,333, related to the conversion of Series C.

During the six months ended June 30, 2021, the Company issued 4,020,986 shares of common stock with a value of $142,424, related to the settlement of debts, of which 2,505,834 shares of common stock were issued with a fair value of $84,697 to a former related party.

During the six months ended June 30, 2020, the Company issued 7,741,335 shares of common stock for the conversion of notes and accrued interest in the amount of $1,311,240.

During the six months ended June 30, 2020, the Company issued 2,621,488 shares of common stock with a value of $1,387,600, related to the conversion of Series C.

During the six months ended June 30, 2020, the Company issued 58,428 shares of common stock to Series C with a value of $8,152 to convert into shares of common stock.

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

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Stock Options

The balance of all stock options outstanding as of June 30, 2021, is as follows:

		Weighted Average	Weighted Average Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Options	Per Share	Term (years)	Value
Outstanding at January 1, 2021	3,014,080	$0.37	1.67	-
Granted	-	$-	-	-
Cancelled	(350)	$47.00	-	-
Exercised	-	$-	-	-
Outstanding at June 30, 2021	3,013,730	$0.37	2.55	$-

Exercisable at June 30, 2021	1,013,730	$0.80	1.58	$-

Share-based compensation expense for the six months ended June 30, 2021, totaled $40,961.

The total unrecognized compensation expense amounts to approximately $157,000 and should be recognized evenly over a 22.8-month period.

On June 11, 2020, the Board of Directors approved the issuance of 74,668,000 non-incentive stock options to officers, directors, and key consultants. The key terms and conditions of the award have not been mutually understood and agreed upon, and as a result, the Company has not recognized stock compensation for such award for the six months ended June 30, 2021.

Warrants

A summary of the status of the warrants granted under these agreements at June 30, 2021, and changes during the six months then ended is presented below:

	Outstanding Warrants		Weighted
		Weighted Average	Average Remaining
		Exercise Price	Contractual
	Shares	Per Share	Term (years)
Outstanding at January 1, 2021	39,295	$200.72	0.93
Granted	-	$-	-
Cancelled	(10,986)	$489.75	-
Exercised	-	$-
Outstanding at June 30, 2021	28,309	$88.56	0.63

Exercisable at June 30, 2021	28,309	$88.56	0.63

Note 8 – Related Party and former related parties Transactions.

One executive officer of the Company has agreed to defer a portion of his compensation until cash flow improves. As of June 30, 2021, the balance of the deferred compensation was $400,789, which reflects $150,000 accrual of deferred compensation and approximately $86,679 cash repayment of deferred compensation during the six months ended June 30, 2021.

One former executive of the Company has agreed to defer a portion of his compensation until cash flow improves. As of June 30, 2021, the balance of his deferred compensation was $632,257. No activity occurred during the six months ended June 30, 2021.

From time-to-time officer of the Company advance monies to the Company to cover costs. The balance of short-term advances due to one officer of the Company at June 30, 2021, was $6,529 and is included in the Company’s accounts payable balance as of June 30, 2021. During the six months ended June 30, 2021, the Company’s executive officer advanced an aggregate amount of $19,750 for corporate expenses and notes repayment, of which $19,750 was repaid back as of June 30, 2021.

At June 30, 2021, notes payable remain outstanding to the former President of the Company, in the amount of $121,000. At June 30, 2021, accrued interests on these notes payable totaled $61,026, and are included in accrued expenses on the condensed consolidated balance sheet.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Note 9 – Fair Value Measurements

The Company has issued Variable Debentures which contained variable conversion rates based on unknown future prices of the Company’s common stock. This results in a conversion feature. The Company measures the conversion feature using the Black Scholes option pricing model using the following assumptions:

Six months ended June 30,
	2021	2020

Expected term	1 – 4 months	-
Exercise price	$0.012-$0.028	-
Expected volatility	182%-206%	-
Expected dividends	None	-
Risk-free interest rate	0.07% to 0.13%	-
Forfeitures	None	-

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

The following table presents changes in the liabilities with significant unobservable inputs (level 3) for the six months ended June 30, 2021:

Derivative
Liability
Balance December 31, 2020	$4,202,597

Extinguishment	(133,386)
Settlements by debt settlement	(585,857)
Change in estimated fair value	2,420,449

Balance June 30, 2021	$5,903,803

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

The following table presents balances in the liabilities with significant unobservable inputs (Level 3) at June 30, 2021:

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets for	Other Observable	Significant Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

As of June 30, 2021
Derivative liability	$-	$-	$5,903,803	$5,903,803
Total	$-	$-	$5,903,803	$5,903,803

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

Note 11 – Concentrations.

Sales

During the six months ended June 30, 2021, we had two significant customers, which accounted for 47% of sales.

Supplier

We also have a single source for our bioelectric medical devices, which account for 100% of our sales. The interruption of products provided by this supplier would adversely affect our business and financial condition unless an alternative source of products could be found.

Accounts Receivable

At June 30, 2021, we had one customer which accounted for approximately 48% of our account receivable balances.

Note 12 – Subsequent Events

Subsequent to June 30, 2021, an aggregate of 2,600,000 shares of restricted common stock were issued on the conversion of $44,839 of principal and $7,161 of accrued interest pursuant to one fixed promissory note.

Subsequent to June 30, 2021, an aggregate of 2,500,000 shares of restricted common stock were issued pursuant to consulting agreement.

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

Going Concern

Our independent registered auditors included an explanatory paragraph in their opinion on our consolidated financial statements as of and for the fiscal year ended December 31, 2020, that states that our ongoing losses and lack of resources causes doubt about our ability to continue as a going concern.

The World Health Organization declared the Coronavirus outbreak a pandemic on March 11, 2020, and in the United States various emergency actions have been taken on the National, State and Local levels. The effects of this pandemic on the Company’s business are uncertain.

Critical Accounting Policies

A summary of our significant accounting policies is included in Note 1 of the “Notes to the Consolidated Financial Statements,” contained in our Form 10-K for the year ended December 31, 2020. Management believes that the consistent application of these policies enables us to provide users of the financial statements with useful and reliable information about our operating results and financial condition. The summary condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require us to make estimates and assumptions. We did not experience any significant changes during the six months ended June 30, 2021, in any of our Critical Accounting Policies from those contained in our Form 10-K for the year ended December 31, 2020.

New Accounting Pronouncements

See Note 1 of Notes to Condensed Consolidated Financial Statements for further discussion of new accounting standards that have been adopted or are being evaluated for future adoption.

Results of Operations

Six Months ended June 30, 2021, and 2020.

	Six Months Ended June 30,		Favorable
	2021	2020	(Unfavorable)%

Revenue	$64,999	$114,316	$(49,317)	-43.1%
Cost of revenue	3,021	17,560	14,539	82.8%
Gross profit	61,978	96,756	(34,778)	-35.9%

Operating expenses	1,222,475	1,378,194	155,719	11.3%

Loss from operations	(1,160,497)	(1,281,438)	120,941	9.4%

Other expense	(2,817,053)	3,985,205	(6,802,258)	170.6%

Net loss	$(3,977,550)	$2,703,767	$(6,681,317)	247.1%

Revenue

Revenue of the Company’s SofPulse® product during the six months ended June 30, 2021, was $64,999, a decrease of $49,317, or approximately 43%, compared to $114,316 for the six months ended June 30, 2020.

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

Cost of Revenue

Cost of revenue during the six months ended June 30, 2021, was $3,021, a decrease of $14,539 or 82.8% compared to $17,560 for the six months ended June 30, 2020. Cost of revenue is recognized on those sales recorded as gross for which we are the principal in the transaction as opposed to net sales which reflect no cost of revenue. It is anticipated that cost of revenue will increase in future quarters as the roll out of the SofPulse® product continues.

Operating Expenses

Operating expenses decreased by $155,719 or 11.3%, to $1,222,475 for the six months ended June 30, 2021, compared to $1,378,194 for the six months ended June 30, 2020. This change was due primarily to a decrease in consulting fees of approximately $35k, a decrease in payroll fee by approximately $88k and commission expenses by approximately $33k, offset by increase of $57k in regulatory fees.

Other Expense/Income

Other expense for the six months ended June 30, 2021, was $2,817,053 compared an income of $3,985,205 for the six months ended June 30, 2020. This change was due primarily to a change in valuation of our derivative liabilities of approximately $8.0 million offset by a decrease of approximately $0.6 million in interest expense and a decrease of approximately $0.6 million in loss from debt extinguishment. We anticipate continued large fluctuations in other income/expense as a result of quarterly re-evaluation of derivative liabilities.

Three Months ended June 30, 2021, and 2020.

	Three Months Ended June 30,		Favorable
	2021	2020	(Unfavorable)%

Revenue	$30,284	$44,631	$(14,347)	-32.1%
Cost of revenue	500	11,300	10,800	95.6%
Gross profit	29,784	33,331	(3,547)	-10.6%

Operating expenses	599,837	635,157	35,320	5.6%

Loss from operations	(570,053)	(601,826)	31,773	5.3%

Other income (expense)	(726,616)	(1,032,825)	306,209	29.6%

Net income (loss)	$(1,296,669)	$(1,634,651)	$337,982	20.7%

Revenue

Revenue of the Company’s SofPulse® product during the three months ended June 30, 2021, was $30,284, a decrease of $14,347, or 32.1%, compared to $44,631 for the six months ended June 30, 2020. Revenues for our SofPulse® product is typically recognized at the time the product is shipped, at which time the title passes to the customer, and there are no further performance obligations. Revenue has been negatively impacted by the COVID-19 contagious disease outbreak in March 2020. We anticipate that revenue will continue to increase in future periods as the roll out of the SofPulse® product continues.

Cost of Revenue

Cost of revenue during the three months ended June 30, 2021, was $500, a decrease of $10,800 or 95.6% compared to $11,300 for the three months ended June 30, 2020. Cost of revenue is recognized on those sales recorded as gross for which we are the principal in the transaction as opposed to net sales which reflect no cost of revenue. It is anticipated that cost of revenue will increase in future quarters as the roll out of the SofPulse® product continues.

Operating Expenses

Operating expenses decreased by $35,320 or 5.6%, to $599,837 for the three months ended June 30, 2021, compared to $635,157 for the three months ended June 30, 2020. This change was due primarily to a decrease in professional fees of approximately $34,000, decrease in stock-based compensation of approximately $35,000, offset by an increase in regulatory fees of approximately $24,000 and an increase in consulting fees of approximately $34,000.

Other Income (Expense)

Other expense for the three months ended June 30, 2021, was $726,616 compared to $1,032,825 for the three months ended June 30, 2020. This change was due primarily to a change in valuation of our derivative liabilities of approximately $141,000 coupled with a decrease in interest expense of approximately $144,000. We anticipate continued large fluctuations in other income (expense) as a result of quarterly re-evaluation of derivative liabilities.

Liquidity and Capital Resources

	As of
	June 30, 2021	December 31, 2020	Favorable (Unfavorable)
Working Capital

Current assets	$38,680	$46,187	$(7,507)
Current liabilities	19,178,690	16,825,821	(2,352,869)
Working capital deficit	$(19,140,010)	$(16,779,634)	$(2,360,376)

Long-term debt	$79,825	$155,000	$75,175

Stockholders’ deficit	$(16,984,023)	$(14,373,786)	$(2,610,237)

	Six Months Ended June 30,		Favorable
	2021	2020	(Unfavorable)
Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(425,882)	$(297,215)	$(128,667)
Investing activities	$-	$-	$-
Financing activities	$421,000	$278,500	$142,500

	As of
	June 30, 2021	December 31, 2020	Favorable (Unfavorable)
Balance Sheet Select Information

Cash	$8,538	$13,420	$(4,882)

Accounts payable and accrued expenses	$6,615,547	$5,989,185	$(626,362)

Since January 1, 2021, and through June 30, 2021, the Company has raised approximately $0.5 million in equity and debt transactions. These funds have been used to commence the operations of the Company to acquire and begin the development of its intellectual property portfolio. These activities include attending trade shows and corporate development. Our accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these condensed consolidated financial statements. The Company has incurred substantial losses since inception. Its current liabilities exceed its current assets and available cash is not sufficient to fund expected future operations. The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern. To reduce the risk of not being able to continue as a going concern, management is commercializing its FDA cleared and CE marked products and has commenced its business plan to materialize revenues from potential, future, license agreements, has raised capital through the sale of its common stock and is seeking out profitable companies. Our cash on hand at June 30, 2021 was less than $10,000. This will be insufficient to fund operations if additional capital is not raised. The Company raised an aggregate of $ 451,000 through the sale of equity and debt securities during the six months ended June 30, 2021.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that as of June 30, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended June 30, 2021. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Item 1A. Risk Factors.

We are a Smaller Reporting Company (as defined in Rule 12b-2 of the Exchange Act) and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Number of
Common Shares	Source of
Issued	Payment	Amount

21,490,651	Conversion of notes	$949,743
1,111,111	Conversion of Preferred Series C	33,333
7,000,000	Issuance for cash	126,000
4,020,986	Settlement of debt	142,424
2,500,334	Commitment shares	108,182

The above issuances of securities during the six months ended June 30, 2021, were exempt from registration pursuant to Section 4(2), and/or Regulation D promulgated under the Securities Act. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

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

Dated: August 23, 2021	Endonovo Therapeutics, Inc.

	By:	/s/ Alan Collier
Alan Collier
Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

