Form 10-Q
period 2021-09-30
ENDONOVO THERAPEUTICS, INC.
filed 2021-11-19
CIK 1528172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021.

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

Yes ☐ No ☒

As of November 19, 2021, there were 72,013,761 shares of common stock, $0.0001 par value issued and outstanding.

ENDONOVO THERAPEUTICS, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

September 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash	$5,732	$13,420
Accounts receivable, net of allowance for doubtful accounts of $0	7,092	942
Prepaid expenses and other current assets	49,725	31,825
Total current assets	62,549	46,187

Property, Plant and Equipment, net	-	1,580
Patents, net	2,074,084	2,559,268
Total assets	$2,136,633	$2,607,035

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$753,041	$700,932
Accrued interest	2,334,302	1,904,136
Deferred compensation	3,970,056	3,384,117
Notes payable, net of discounts of $48,927 and $201,157 as of September 30, 2021, and December 31, 2020	6,639,056	6,491,039
Notes payable – former related party	132,600	143,000
Derivative liability	6,446,149	4,202,597

Total current liabilities	20,275,204	16,825,821

Acquisition payable	79,825	155,000
Total liabilities	20,355,029	16,980,821
COMMITMENTS AND CONTINGENCIES, note 10

Shareholders’ deficit
Super AA super voting preferred stock, $0.001 par value; 1,000,000 authorized and 25,000 issued and outstanding at September 30, 2021, and December 31, 2020	25	25
Series B convertible preferred stock, $0.0001 par value; 50,000 shares authorized, 600 shares issued and outstanding at September 30, 2021, and December 31, 2020	1	1

Series C convertible preferred stock, $0.0001 par value; 8,000 shares authorized, 738 and 763 shares issued and outstanding at September 30, 2021, and December 31, 2020	-	-

Series D convertible preferred stock, $0.0001 par value; 20,000 shares authorized, 305 issued and outstanding at September 30, 2021, and December 31, 2020	-	-
	-

Common stock, $0.0001 par value; 2,500,000,000 shares authorized; 69,193,105 and 24,536,689 shares issued and outstanding as of September 30, 2021, and December 31, 2020	6,920	2,453
Additional paid-in capital	40,615,974	38,963,827
Stock subscriptions	(1,570)	(1,570)
Accumulated deficit	(58,839,746)	(53,338,522)
Total shareholders’ deficit	(18,218,396)	(14,373,786)
Total liabilities and shareholders’ deficit	$2,136,633	$2,607,035

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenue	$7,790	$39,980	$72,789	$154,296
Cost of revenue	3,103	760	6,124	18,320
Gross profit	4,687	39,220	66,665	135,976

Operating expenses	696,943	986,019	1,919,418	2,364,213
Loss from operations	(692,256)	(946,799)	(1,852,753)	(2,228,237)

Other income (expense)
Change in fair value of derivative liability	(542,346)	416,370	(2,962,795)	6,016,625
Gain (loss) on settlement of debt	(42,460)	(47,602)	28,536	(564,385)
Other expense	-	(58,902)	-	(58,902)
Interest expense, net	(246,612)	(432,108)	(714,212)	(1,530,375)
Other income (expense)	(831,418)	(122,242)	(3,648,471)	3,862,963

Income (Loss) before income taxes	(1,523,674)	(1,069,041)	(5,501,224)	1,634,726

Provision for income taxes	-	-	-	-

Net Income (loss) income	$(1,523,674)	$(1,069,041)	$(5,501,224)	$1,634,726

Basic Income (Loss) per share	$(0.02)	$(0.07)	$(0.10)	$0.17
Diluted Income (Loss) per share	$(0.02)	$(0.07)	$(0.10)	$(0.15)
Weighted average common share outstanding:
Basic	66,291,292	16,137,373	55,303,026	9,621,530
Diluted	66,291,292	16,137,373	55,303,026	23,575,380

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months ended September 30,
	2021	2020
Operating activities:
Net (Loss) Income	$(5,501,224)	$1,634,726
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation and amortization expense	486,764	488,616
Stock compensation expense	61,453	400,108
Fair value of commitment shares issued with debt	70,971	-
Fair value of equity issued for services	95,250	13,067
Loss (gain) on extinguishment of debt	(28,536)	564,385
Amortization of note discount and original issue discount	103,659	50,348
Amortization of discount on Series C Preferred stock liability	-	248
Non-cash interest expense	-	713,462
Change in fair value of derivative liability	2,962,795	(6,016,625)
Changes in assets and liabilities:
Accounts receivable	(6,150)	21,800
Deposit	-	(2,500)
Prepaid expenses and other current assets	(17,900)	18,320
Account payable	52,109	82,006
Accrued interest	539,582	766,319
Deferred compensation	585,939	716,986
Net cash used in operating activities	(595,288)	(548,734)

Financing activities:
Proceeds from the issuance of notes payable	475,000	401,424
Repayments to former related-party of notes payable	(10,400)	(19,000)
Repayments of convertible debt in cash	(3,000)	-
Proceeds from issuance of common stock and units	126,000	100,000
Proceeds from issuance of preferred stock	-	50,000
Net cash provided by financing activities	587,600	532,424

Net decrease in cash	(7,688)	(16,310)
Cash, beginning of year	13,420	18,893
Cash, end of period	$5,732	$2,583

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activities:
Conversion of notes payable and accrued interest to common stock	$458,335	$1,357,573
Issuance of common stock to settle debt	$127,522	$-
Conversion of Preferred C Stock to common stock	$33,333	$1,400,934
Issuance of common stock to Preferred C Stock inducement	$-	$8,152
Exchange of note and accrued interest to new convertible note	$-	$316,494

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Deficit

(Unaudited)

For nine months ended September 30, 2020.

	Series AA		Series B Convertible		Series D Convertible		Series C Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Subscription	Retained	Shareholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Earnings	Deficit

Balance December 31, 2019	25,000	$25	600	$1	255	$-	-	-	1,189,204	$118	$32,432,392	$(1,570)	$(52,934,786)	$(20,503,820)

Reclassification Preferred Series C	-	-	-	-	-	-	1,814	-	-	-	2,418,269	-	-	2,418,269
Shares issued for Preferred Series D	-	-	-	-	50	-	-	-	-	-	50,000	-	-	50,000
Shares issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	4,388,291	439	2,545,275	-	-	2,545,714
Shares issued for conversion of Preferred Series C to common share	-	-	-	-	-	-	(936)	-	1,636,166	164	(164)	-	-	-
Valuation of stock options issued for services	-	-	-	-	-	-	-	-	-	-	9,567	-	-	9,567
Net loss for the quarter ended March 31, 2020	-	-	-	-	-	-	-	-	-	-		-	4,338,418	4,338,418
Balance March 31, 2020	25,000	25	600	1	305	-	878	-	7,213,661	721	37,455,339	(1,570)	(48,596,368)	(11,141,852)

Shares issued for conversion of Preferred Series C to Common share	-	-	-	-	-	-	(105)	-	985,322	99	27	-	-	126
Shares issued for conversion of notes payable and accrued interest	-	-	-	-	-	-			3,353,044	335	475,627	-	-	475,962
Restricted shares issued as inducement to Series C	-	-	-	-	-	-	-	-	58,428	6	8,146	-	(8,152)	-
Common stock issued for services	-	-	-	-	-	-			25,000	3	3,497	-	-	3,500
Commitment shares	-	-	-	-	-	-			385,963	39	55,501	-	-	55,540
Common stock issued with exchange of convertible notes	-	-	-	-	-	-			409,000	41	58,814	-	-	58,855
Net loss for the quarter ended June 30, 2020	-	-	-	-	-	-			-	-	-	-	(1,634,651)	(1,634,651)

Balance June 30, 2020	25,000	25	600	1	305	-	773	-	12,430,418	1,244	38,056,951	(1,570)	(50,239,171)	(12,182,520)

Shares issued for conversion of Preferred Series C to Common share	-	-	-	-	-	-	(10)	-	133,334	13	(13)	-	-	-
Shares issued for exchange of stock options	-	-	-	-	-	-	-	-	1,500,000	150	164,850	-	-	165,000
Shares issued as inducement to note holder	-	-	-	-	-	-	-	-	500,000	50	54,950	-	-	55,000
Shares issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	759,669	76	70,334	-	-	70,410
Common stock issued for cash	-	-	-	-	-	-	-	-	1,234,568	123	99,877	-	-	100,000
Common stock issued for services	-	-	-	-	-	-	-	-	360,000	36	35,964	-	-	36,000
Valuation of stock options issued for services	-	-	-	-	-	-	-	-	-	-	20,490	-	-	20,490
Commitment shares	-	-	-	-	-	-	-	-	385,963	39	42,340	-	-	42,379
Net loss for the quarter ended September 30, 2020	-	-	-	-	-	-	-	-	-	-	-	-	(1,069,041)	(1,069,041)

Balance September 30, 2020	25,000	25	600	1	305	-	763	-	17,303,952	1,731	38,545,743	(1,570)	(51,308,212)	(12,762,282)

For nine months ended September 30, 2021.

	Series AA		Series B Convertible		Series C Convertible		Series D Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Subscription	Retained	Shareholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Earnings	Deficit

Balance December 31, 2020	25,000	$25	600	$1	763	$-	305	$-	24,536,689	$2,453	$38,963,827	$(1,570)	$(53,338,522)	$(14,373,786

Shares issued as commitment to note holders	-	-	-	-	-	-	-	-	2,300,334	230	101,652	-	-	101,882
Common stock issued for cash									7,000,000	700	125,300			126,000
Shares issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	17,686,548	1,769	831,429	-	-	833,198
Valuation of stock options issued for services	-	-	-	-	-	-	-	-	-	-	20,471	-	-	20,471
Net loss for the quarter ended March 31, 2021	-	-	-	-	-	-	-	-	-	-		-	(2,680,881)	(2,680,881
Balance March 31, 2021	25,000	$25	600	$1	763	$-	305	$-	51,523,571	$5,152	$40,042,679	$(1,570)	$(56,019,403)	$(15,973,116

Shares issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	3,804,103	381	116,165	-	-	116,546
Shares issued for conversion of Preferred Series C to Common share	-	-	-	-	(25)	-	-	-	1,111,111	111	(111)	-	-	-
Common Shares issued for debt settlement	-	-	-	-	-	-	-	-	1,515,152	152	57,576	-	-	57,728
Shares issued as commitment to note holders	-	-	-	-	-	-	-	-	200,000	20	6,280	-	-	6,300
Shares issued as settlement of debt with former related party	-	-	-	-	-	-	-	-	2,505,834	251	84,446	-	-	84,697
Valuation of stock options issued for services	-	-	-	-	-	-	-	-	-	-	20,491	-	-	20,491
Net loss for the quarter ended June 30, 2021	-	-	-	-	-	-	-	-	-	-	-	-	(1,296,669)	(1,296,669)
Balance June 30, 2021	25,000	$25	600	$1	738	$-	305	$-	60,659,771	$6,067	$40,327,526	$(1,570)	$(57,316,072)	$(16,984,023)

Common shares issued as commitment to note holders	-	-	-	-	-	-	-		1,833,334	183	46,917	-	-	47,100
Shares issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-		4,200,000	420	126,040	-	-	126,460
Stock-based compensation	-	-	-	-	-	-	-		-	-	20,491	-	-	20,491
Common shares issued pursuant to consulting agreement	-	-	-	-	-	-	-		2,500,000	250	95,000	-	-	95,250
Net loss for the quarter ended September 30, 2021	-	-	-	-	-	-	-		-	-	-	-	(1,523,674)	(1,523,674)
Balance September 30, 2021	25,000	$25	600	$1	738	$-	305		$69,193,105	$6,920	40,615,974	$(1,570)	$(58,839,746)	$(18,218,396)

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated financial statements as of September 30, 2021, and 2020, are unaudited; however, in the opinion of management such interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in the Company’s most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on April 13, 2021. The results of operations for the period presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

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

As of September 30, 2021, the Company had cash of approximately $6,000 and a working capital deficiency of approximately $20.2 million. During the nine months ended September 30, 2021, the Company used approximately $0.6 million of cash in its operation. The Company has incurred recurring losses resulting in an accumulated deficit of approximately $58.8 million as of September 30, 2021. These conditions raise substantial doubt as to its ability to continue as going concern within one year from issuance date of these financial statements.

During the nine months ended September 30, 2021, the Company has raised approximately $0.6 million in debt and equity financing. The Company is raising additional capital through debt and equity securities to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern.

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

Earnings (Loss) Per Share

The Company utilizes Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, “Earnings per Share.” Basic earnings (loss) per share is computed based on the earnings (loss) attributable to common shareholders divided by the weighted average number of shares outstanding for the period excluding any dilutive effects of options, warrants, unvested share awards and convertible securities. Diluted earnings (loss) per common share is calculated similar to basic earnings (loss) per share except that the denominator is increased to include additional common share equivalents available upon exercise of stock option, warrants, common shares issuable under convertible debt and restricted stock using the treasury stock method. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method, excluding any common share equivalents if their effect would be anti-dilutive. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. Securities that are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been antidilutive for the nine months ended September 30, 2021, include stock options, warrants, and notes payable. The Company has 3,013,730 options and 26,115 warrants to purchase common stock outstanding at September 30, 2021. The Company has 96,533 options and 56,914 warrants to purchase common stock outstanding at September 30, 2020.

The components of basic and diluted earnings per share for the nine months ended September 30, 2021, and 2020 were as follows:

	Nine months ended September 30,
	2021	2020
Numerator:
Net income (loss) attributable to common shareholders	$(5,501,224)	$1,634,726

Effect of dilutive securities
Convertible notes	-	(5,063,936)
Net loss for diluted earnings per share	$(5,501,224)	$(3,429,210)
Denominator:
Weighted-average number of common shares outstanding during the period	55,303,026	9,621,530
Dilutive effect of convertible notes payable	-	13,953,850
Common stock and common stock equivalents used for diluted earnings per share	55,303,026	23,575,380

Accounts Receivable

The Company uses the specific identification method for recording the provision for doubtful accounts, which was $0 as of September 30, 2021, and December 31, 2020. Account receivables are written off when all collection attempts have failed.

Research and Development

Costs relating to the development of new products are expensed as research and development as incurred in accordance with FASB Accounting Standards Codification (“ASC”) 730-10, Research and Development. Research and development costs amounted to $0 and $3,283 for the nine months ended September 30, 2021, and 2020, respectively, and are included in operating expenses in the condensed consolidated statements of operations.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Recently Issued Accounting Pronouncements

Accounting Principles Not Yet Adopted

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

Newly Adopted Accounting Principles

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

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The objective of this standard update is to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. This ASU also attempts to improve consistent application of and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This standard update is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted this ASU effective January 1, 2021, and the impact of adoption was not material to the Company’s financial position, results of operations and cash flows.

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

The Company routinely plan on entering into contracts with customers that include general commercial terms and conditions, notification requirements for price increases, shipping terms and in most cases prices for the products and services that we offer. The Company’s performance obligations are established when a customer submits a purchase order notification (in writing, electronically or verbally) for goods and services, and we accept the order. The Company identified performance obligations as the delivery of the requested product or service in appropriate quantities and to the location specified in the customer’s contract and/or purchase order. The Company generally recognize revenue upon the satisfaction of these criteria when control of the product or service has been transferred to the customer at which time, the Company has an unconditional right to receive payment. The Company’s sales and sale prices are final, and our prices are not affected by contingent events that could impact the transaction price.

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

Sources of Revenue

The Company has identified the following revenues by revenue source:

1.	Medical care providers

As of September 30, 2021, and 2020, the sources of revenue were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Direct sales- Medical care providers, gross	$7,790	$39,980	$72,789	$154,296
Total sources of revenue	$7,790	$39,980	$72,789	$154,296

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

Note 4 – Property, Plant and Equipment

The following is a summary of equipment, at cost, less accumulated depreciation at September 30, 2021, and December 31, 2020:

	September 30, 2021	December 31, 2020

Autos	$64,458	$64,458
Medical equipment	13,969	13,969
Other equipment	11,367	11,367
	89,794	89,794
Less accumulated depreciation	89,794	88,214
	$-	$1,580

Depreciation expense for the nine months ended September 30, 2021, and 2020 was $1,580 and $3,432, respectively.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Note 5 – Patents.

In December 2017, we acquired from Rio Grande Neurosciences, Inc. (RGN) a patent portfolio for $4,500,000. The earliest patents expire in 2024. The following is a summary of patents less accumulated amortization at September 30, 2021, and December 31, 2020:

	September 30, 2021	December 31, 2020

Patents	$4,500,000	$4,500,000

Less accumulated amortization	2,425,916	1,940,732

Patents, net	$2,074,084	$2,559,268

Amortization expense associated with patents was $485,184 for the nine months ended September 30, 2021, and 2020.

The estimated future amortization expense related to patents as of September 30, 2021, is as follows:

Twelve Months Ending September 30,	Amount

2021	$646,910
2022	646,910
2023	646,910
2024	133,354

Total	$2,074,084

Note 6- Notes Payable

Notes Payable

During the nine months ended September 30, 2021, the Company issued five (5) fixed rate promissory notes totaling $475,000 for funding of $475,000 with original terms of twelve months and interest rates of 15%. The holders of the promissory notes can convert the outstanding unpaid principal and accrued interest at a fixed conversion rate, subject to standard anti-dilution features.

During the nine months ended September 30, 2021, the Company amended the terms of two of its promissory notes to accelerate the conversion feature and amend the conversion price of the instruments. The Company recorded the modification in accordance with ASC 470-50 Debt-Modifications and Extinguishments and recorded $58,407 as loss from debt extinguishment in the condensed consolidated statements of operations.

During the nine months ended September 30, 2021, the Company settled one of its promissory notes by issuing 1,515,152 restricted shares of the Company’s common stock with a fifteen percent (15%) make-whole provision. The Company recorded a gain on debt extinguishment of approximately $128,000.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

During the nine months ended September 30, 2021, the Company paid $3,000 in cash for one of its fixed rate promissory notes.

During the nine months ended September 30, 2021, the Company converted $358,443 in principal and $99,892 in accrued but unpaid interest into 25,690,651 shares of common stock.

The gross amount of all convertible notes with variable conversion rates outstanding as of September 30, 2021 is $4,770,926, of which $2,660,476 are past maturity.

Notes payable to a former related party in the aggregate amount of $132,600 were outstanding at September 30, 2021, which are past maturity date. The notes bear interest between 10% and 12% per annum. During the nine months ended September 30, 2021, the Company paid $10,400 in principal to this former related party.

As of September 30, 2021, fixed rate notes payable outstanding totaled $1,292,154, of which $85,154 is past maturity.

	September 30, 2021	December 31, 2020

Notes payable at beginning of period	$6,835,196	$6,874,795
Notes payable issued	475,000	1,364,611
Liquidated damages	-	452,095
Note modification	-	25,190
Loan fees added to note payable	-	120,389
Repayments of notes payable in cash	(13,400)	(22,000)
Settlements on note payable	(117,770)	(697,253)
Less amounts converted to stock	(358,443)	(1,282,631)
Notes payable at end of period	6,820,583	6,835,196
Less debt discount	(48,927)	(201,157)
	$6,771,656	$6,634,039

Notes payable issued to a former related party	$132,600	$143,000
Notes payable issued to non-related parties	$6,639,056	$6,491,039

The maturity dates on the notes-payable are as follows:

	Notes to
12 months ending,	Former Related party	Non-related parties	Total

Past due	$132,600	$3,370,533	$3,503,133
September 30, 2022	-	3,317,450	3,317,450
	$132,600	$6,687,983	$6,820,583

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Note 7 - Shareholders’ Deficit

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock which have been designated as follows:

	Number of	Number of Shares Outstanding
	Shares Authorized	at September 30, 2021	Par Value	Liquidation Value
Series AA	1,000,000	25,000	$0.0010	$-
Preferred Series B	50,000	600	$0.0001	$100
Preferred Series C	8,000	738	$0.0001	$1,000
Preferred Series D	20,000	305	$0.0001	$1,000
Undesignated	3,922,000	-	-	-

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

Each holder of outstanding shares of Series AA Super Voting Preferred Stock shall be entitled to one hundred thousand (100,000) votes for each share of Series AA Super Voting Preferred Stock held on the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company. The Series AA Super Voting Preferred Stockholders will receive no dividends nor any value on liquidation. As of September 30, 2021, there were 25,000 shares of Series AA Preferred stock outstanding.

Series B Convertible Preferred Stock

On February 7, 2017, the Company filed a certificate of designation for 50,000 shares of Series B Convertible Preferred Stock designated as Series B (“Series B”) which are authorized and convertible, at the option of the holder, commencing six months from the date of issuance into common shares and warrants. For each share of Series B, the holder, on conversion, shall receive the stated value divided by 75% of the market price on the date of purchase of Series B and a three-year warrant exercisable into up to a like amount of common shares with an exercise price of 150% of the market price as defined in the Certificate of Designation. Dividends shall be paid only if dividends on the Company’s issued and outstanding Common Stock are paid, and the amount paid to the Series B holder will be as though the conversion shares had been issued. The Series B holders have no voting rights. Upon liquidation, the holder of Series B, shall be entitled to receive an amount equal to the stated value, $100 per share, plus any accrued and unpaid dividends thereon before any distribution is made to Series C Secured Redeemable Preferred Stock or common stockholders. As of September 30, 2021, 600 shares of Series B are outstanding.

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

During the nine months ended September 30, 2021, and 2020, the Company converted 25 and 1,051 shares of Series C into 1,111,111 and 2,754,822 shares of common stock. As of September 30, 2021, there are 738 shares of Series C outstanding.

Series D Convertible Preferred Stock

On November 11, 2019, the Company filed a certificate of designation for 20,000 shares of Series D Convertible Preferred Stock designated as Series D (“Series D”), which are authorized and convertible, at the option of the holder, at any time from the date of issuance, into shares of common shares. On or prior to August 1, 2020, for each share of Series D, the holder, on conversion, shall receive a number of common shares equal to 0.01% of the Company’s issued and outstanding shares on conversion date and for conversion on or after August 2, 2020, the holder shall receive conversion shares as though the conversion date was August 1, 2020, with no further adjustments for issuances by the Company of common stock after August 1, 2020, except for stock split or reverse stock splits of the common stock. Management classified the Series D in permanent equity as of September 30, 2021.

The Series D holders have no voting rights. Upon liquidation, the holder of Series D, shall be entitled to receive an amount equal to the stated value, $1,000 per share, plus any accrued and unpaid dividends thereon before any distribution is made to common stockholders. The Company did not issue any shares of Series D in the nine months ended September 30, 2021. As of September 30, 2021, there are 305 shares of Series D outstanding.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Common Stock

Equity Purchase Line Agreement

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

Activity during the nine months ended September 30, 2021

During the nine months ended September 30, 2021, the Company issued 25,690,651 shares of common stock for the conversion of principal notes and accrued interest in the amount of $458,335.

During the nine months ended September 30, 2021, the Company issued 4,333,668 shares of common stock labeled as commitment shares in connection with the issuance of promissory notes.

During the nine months ended September 30, 2021, the Company issued 7,000,000 shares of common stock pursuant to securities purchase agreement for total consideration of $126,000.

During the nine months ended September 30, 2021, the Company issued 1,111,111 shares of common stock with a value of $33,333, related to the conversion of Series C.

During the nine months ended September 30, 2021, the Company issued 4,020,986 shares of common stock with a value of $142,424, related to the settlement of debts, of which 2,505,834 shares of common stock were issued with a fair value of $84,697 to a former related party.

During the nine months ended September 30, 2021, the Company issued 2,500,000 shares of common stock in connection with the consulting agreement.

Activity during the nine months ended September 30, 2020

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

Stock Options

The balance of all stock options outstanding as of September 30, 2021, is as follows:

		Weighted Average	Weighted Average Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Options	Per Share	Term (years)	Value
Outstanding at January 1, 2021	3,014,080	$0.37	1.67	-
Granted	-	$-	-	-
Cancelled	(350)	$47.00	-	-
Exercised	-	$-	-	-
Outstanding at September 30, 2021	3,013,730	$0.37	0.92	$-

Exercisable at September 30, 2021	1,263,730	$0.67	0.95	$-

Share-based compensation expense for the nine months ended September 30, 2021, totaled approximately $61,000.

The total unrecognized compensation expense amounts to approximately $137,000 and should be recognized evenly over 1.65 years.

On June 11, 2020, the Board of Directors approved the issuance of 74,668,000 non-incentive stock options to officers, directors, and key consultants. The key terms and conditions of the award have not been mutually understood and agreed upon, and as a result, the Company has not recognized stock compensation for such award for the nine months ended September 30, 2021.

Warrants

A summary of the status of the warrants granted under these agreements at September 30, 2021, and changes during the nine months then ended is presented below:

	Outstanding Warrants
		Weighted Average	Weighted Average Remaining
		Exercise Price	Contractual
	Shares	Per Share	Term (years)
Outstanding at January 1, 2021	39,295	$200.72	0.93
Granted	-	$-	-
Cancelled	(13,180)	$449.15	-
Exercised	-	$-
Outstanding at September 30, 2021	26,115	$76.76	0.51

Exercisable at September 30, 2021	26,115	$76.76	0.51

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Note 8 – Related Party and former related parties Transactions.

One executive officer of the Company has agreed to defer a portion of his compensation until cash flow improves. As of September 30, 2021, the balance of the deferred compensation was $443,289, which reflects $225,000 accrual of deferred compensation and approximately $119,179 cash repayment of deferred compensation during the nine months ended September 30, 2021.

One former executive of the Company has agreed to defer a portion of his compensation until cash flow improves. As of September 30, 2021, the balance of his deferred compensation was $632,257. No activity occurred during the nine months ended September 30, 2021.

From time-to-time officer of the Company advance monies to the Company to cover costs. The balance of short-term advances due to one officer of the Company at September 30, 2021, was $6,529 and is included in the Company’s accounts payable balance as of September 30, 2021. During the nine months ended September 30, 2021, the Company’s executive officer advanced an aggregate amount of $13,405 for corporate expenses and notes repayment, of which $13,405 was repaid back as of September 30, 2021.

As of September 30, 2021, notes payable remain outstanding to the former President of the Company, in the amount of $132,600. As of September 30, 2021, accrued interests on these notes payable totaled $64,852, and are included in accrued expenses on the condensed consolidated balance sheet.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Note 9 – Fair Value Measurements

The Company has issued Variable Debentures which contained variable conversion rates based on unknown future prices of the Company’s common stock. This results in a conversion feature. The Company measures the conversion feature using the Black Scholes option pricing model using the following assumptions:

Nine months ended September 30,
	2021	2020

Expected term	1 – 4 months	1 – 6 months
Exercise price	$0.012-$0.030	$0.05-$0.76
Expected volatility	177%-206%	157%-249%
Expected dividends	None	None
Risk-free interest rate	0.06% to 0.13%	0.03% to 1.54%
Forfeitures	None	None

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

The following table presents changes in the liabilities with significant unobservable inputs (level 3) for the nine months ended September 30, 2021:

Derivative
Liability
Balance December 31, 2020	$4,202,597

Extinguishment	(133,386)
Debt conversion	(585,857)
Change in estimated fair value	2,962,795

Balance September 30, 2021	$6,446,149

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

The following table presents balances in the liabilities with significant unobservable inputs (Level 3) as of September 30, 2021:

	Fair Value Measurements Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

As of September 30, 2021
Derivative liability	$-	$-	$6,446,149	$6,446,149
Total	$-	$-	$6,446,149	$6,446,149

Note 10 – Commitments and Contingencies

Legal Matters

The Company is a defendant in a case brought by Auctus Fund, LLC seeking to enforce a variable rate convertible note dated in August 2019, which was in the original amount of $275,250 and claiming damages in excess of $500,000, including other unspecified damages and attorney fees. The Company is vigorously defending the action and has filed an answer with counterclaims. While the matter is in its early stages and there are always uncertainties in litigation, management does not believe that the litigation will have a result significantly adverse to the Company. As of September 30, 2021, the balance of the variable rate convertible note is approximately $164,000, excluding approximately $31,000 in accrued interest.

The Company is subject to certain legal proceedings, which it considers routine to its business activities. As of September 30, 2021, the Company believes, after consultation with legal counsel, that the ultimate outcome of such legal proceedings, whether individually or in the aggregate, is not likely to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Note 11 – Concentrations.

Sales

During the nine months ended September 30, 2021, we had two significant customers, which accounted for approximately 61% of sales.

Supplier

We also have a single source for our bioelectric medical devices, which account for 100% of our sales. The interruption of products provided by this supplier would adversely affect our business and financial condition unless an alternative source of products could be found.

Endonovo Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Accounts Receivable

At September 30, 2021, we had one customer which accounted for approximately 64% of our account receivable balances.

Note 12 – Subsequent Events

Subsequent to September 30, 2021, an aggregate of 1,770,656 shares of restricted common stock were issued on the conversion of $35,153 of principal and $260 of accrued interest pursuant to fixed promissory notes.

Subsequent to September 30, 2021, the Company executed two convertible notes for aggregate principal of $175,000, carrying coupon of 15%, with due date one year from issuance date, convertible six months from issuance date at a fixed conversion rate.

Subsequent to September 30, 2021, the Company agreed to issue 1,225,000 commitment shares pursuant to securities purchase agreement executed in conjunction with the two convertible notes executed post September 30, 2021.

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no other reportable subsequent events to be disclosed besides those noted above.

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

Critical Accounting Policies

A summary of our significant accounting policies is included in Note 1 of the “Notes to the Consolidated Financial Statements,” contained in our Form 10-K for the year ended December 31, 2020. Management believes that the consistent application of these policies enables us to provide users of the financial statements with useful and reliable information about our operating results and financial condition. The summary condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require us to make estimates and assumptions. We did not experience any significant changes during the nine months ended September 30, 2021, in any of our Critical Accounting Policies from those contained in our Form 10-K for the year ended December 31, 2020.

New Accounting Pronouncements

See Note 1 of Notes to Condensed Consolidated Financial Statements for further discussion of new accounting standards that have been adopted or are being evaluated for future adoption.

Results of Operations

Nine Months ended September 30, 2021, and 2020.

	Nine Months Ended September 30,		Favorable
	2021	2020	(Unfavorable)%

Revenue	$72,789	$154,296	$(81,507)	-52.8%
Cost of revenue	6,124	18,320	12,196	66.5%
Gross profit	66,665	135,976	(69,311)	-50.9%

Operating expenses	1,919,418	2,364,213	444,795	18.9%

Loss from operations	(1,852,753)	(2,228,237)	375,484	16.9%

Other (expense) income	(3,648,471)	3,862,963	(7,511,434)	194.5%

Net loss	$(5,501,224)	$1,634,726	$(7,135,950)	436.5%

Revenue

Revenue of the Company’s SofPulse® product during the nine months ended September 30, 2021, was $72,789, a decrease of $81,507, or approximately 53%, compared to $154,296 for the nine months ended September 30, 2020.

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

Cost of Revenue

Cost of revenue during the nine months ended September 30, 2021, was $6,124, a decrease of $12,196 or 66.5% compared to $18,320 for the nine months ended September 30, 2020. Cost of revenue is recognized on those sales recorded as gross for which we are the principal in the transaction as opposed to net sales which reflect no cost of revenue. It is anticipated that cost of revenue will increase in future quarters as the roll out of the SofPulse® product continues.

Operating Expenses

Operating expenses decreased by $444,795 or 18.9%, to $1,919,418 for the nine months ended September 30, 2021, compared to $2,364,213 for the nine months ended September 30, 2020. This change was due primarily to a decrease in consulting fees of approximately $107,000 a decrease in stock-based compensation by approximately $244,000, a decrease in payroll expense by approximately $88,000.

Other Expense/Income

Other expense for the nine months ended September 30, 2021, was $3,648,471 compared an income of $3,862,963 for the nine months ended September 30, 2020. This change was due primarily to a change in valuation of our derivative liabilities of approximately $8.9 million offset by a decrease of approximately $0.9 million in interest expense and a decrease of approximately $0.6 million in loss from debt extinguishment. We anticipate continued large fluctuations in other income/expense following quarterly re-evaluation of derivative liabilities.

Three Months ended September 30, 2021, and 2020.

	Three Months Ended September 30,		Favorable
	2021	2020	(Unfavorable)%

Revenue	$7,790	$39,980	$(32,190)	-80.5%
Cost of revenue	3,103	760	2,343	308.2%
Gross profit	4,687	39,220	(34,533)	-88.0%

Operating expenses	696,943	986,019	289,076	29.4%

Loss from operations	(692,256)	(946,799)	254,543	26.9%

Other income (expense)	(831,418)	(122,242)	(709,176)	-580.2%

Net income (loss)	$(1,523,674)	$(1,069,041)	$(454,633)	42.5%

Revenue

Revenue of the Company’s SofPulse® product during the three months ended September 30, 2021, was $7,790, a decrease of $32,190, or 80.5%, compared to $39,980 for the three months ended September 30, 2020. Revenues for our SofPulse® product is typically recognized at the time the product is shipped, at which time the title passes to the customer, and there are no further performance obligations. Revenue has been negatively impacted by the COVID-19 contagious disease outbreak in March 2020. We anticipate that revenue will continue to increase in future periods as the roll out of the SofPulse® product continues.

Cost of Revenue

Cost of revenue during the three months ended September 30, 2021, was $3,103, an increase of $2,343 or 308.2% compared to $760 for the three months ended September 30, 2020. Cost of revenue is recognized on those sales recorded as gross for which we are the principal in the transaction as opposed to net sales which reflect no cost of revenue. It is anticipated that cost of revenue will increase in future quarters as the roll out of the SofPulse® product continues.

Operating Expenses

Operating expenses decreased by $289,076 or 29.4%, to $696,943 for the three months ended September 30, 2021, compared to $986,019 for the three months ended September 30, 2020. This change was due primarily to a decrease in stock-based compensation of approximately $230,000 and consulting fees by approximately $72,000.

Other Expense

Other expense for the three months ended September 30, 2021, was $831,418 compared to $122,242 for the three months ended September 30, 2020. This change was due primarily to a change in valuation of our derivative liabilities of approximately $962,000 coupled with a decrease in interest expense of approximately $207,000. We anticipate continued large fluctuations in other income (expense) as a result of quarterly re-evaluation of derivative liabilities.

Liquidity and Capital Resources

	As of
	September 30, 2021	December 31, 2020	Favorable (Unfavorable)
Working Capital

Current assets	$62,549	$46,187	$(16,362)
Current liabilities	20,275,204	16,825,821	3,449,383
Working capital deficit	$(20,212,655)	$(16,779,634)	$(3,433,021)

Long-term debt	$79,825	$155,000	$(75,175)

Stockholders’ deficit	$(18,218,396)	$(14,373,786)	$(3,844,610)

	Nine Months Ended September 30,		Favorable
	2021	2020	(Unfavorable)
Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(595,288)	$(548,734)	$(46,554)
Investing activities	$-	$-	$-
Financing activities	$587,600	$532,424	$55,176

	As of		Favorable
	September 30, 2021	December 31, 2020	(Unfavorable)
Balance Sheet Select Information

Cash	$5,732	$13,420	$(7,688)

Accounts payable and accrued expenses	$7,057,399	$5,989,185	$(1,068,214)

Since January 1, 2021, and through September 30, 2021, the Company has raised approximately $0.6 million in debt transactions. These funds have been used to fund on-going corporate operations. Our accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these condensed consolidated financial statements. Our cash on hand at September 30, 2021 was less than $6,000. The Company has incurred substantial losses since inception. Its current liabilities exceed its current assets and available cash is not sufficient to fund expected future operations. The Company is contemplating raising additional capital through debt and equity in order to continue the funding of its operations and to acquire a profitable business. However, there is no assurance that the Company can raise sufficient funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that as of September 30, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended September 30, 2021. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Item 1A. Risk Factors.

We are a Smaller Reporting Company (as defined in Rule 12b-2 of the Exchange Act) and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Number of
Common Shares	Source of
Issued	Payment	Amount

25,690,651	Conversion of notes	$1,076,203
1,111,111	Conversion of Preferred Series C	33,333
7,000,000	Issuance for cash	126,000
4,020,986	Settlement of debt	142,424
2,500,000	Shares for services	95,250
4,333,668	Commitment shares	155,282

The above issuances of securities during the nine months ended September 30, 2021, were exempt from registration pursuant to Section 4(2), and/or Regulation D promulgated under the Securities Act. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Item 3. Defaults upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Exhibit Title

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly report for the period ended September 30, 2021, formatted in Extensible Business Reporting Language (XBRL).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 19, 2021	Endonovo Therapeutics, Inc.

	By:	/s/ Alan Collier
Alan Collier
Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

