Form 10-K
period 2021-12-31
ENDONOVO THERAPEUTICS, INC.
filed 2022-04-14
CIK 1528172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large-accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large-accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large-accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $2,304,075 as of the last business day of the fiscal quarter ended June 30, 2021, based on the closing price $0.038 per share for the common stock on such date as traded on the OTCQB.

As of April 13, 2022, the registrant had 149,527,538 shares of its common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

IP Resources International, Inc. began operations on September 1, 2011, and was formally incorporated on October 17, 2011.

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

Acquisition of Aviva Companies Corporation

On April 2, 2013, the Company entered into an Acquisition Agreement (the “Acquisition Agreement”) with (i) The Aviva Companies Corporation (“Aviva”) and (ii) all of the shareholders of Aviva (the “Shareholders”) pursuant to which the Company acquired all of the outstanding shares of Aviva in exchange for the issuance of 60 shares of our common stock (60,000 pre-reverse split), par value $0.0001 per share to the Shareholders (the “Share Exchange”). As a result of the Share Exchange, Aviva became a wholly owned subsidiary of the Company.

Other than in respect to the transaction, there is no material relationship among Aviva’s stockholders and any of the Company’s affiliates, directors, or officers. We are not currently actively pursuing the development of the Aviva Companies Corporation.

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

Other than in respect to the transaction, there is no material relationship between WHA’s sole stockholder and any of the Company’s affiliates, directors, or officers.

Acquisition of Rio Grande Assets

On December 22, 2017, we acquired intellectual property and other assets (the “RGN Assets”) from Rio Grande Neurosciences, Inc. (RGN). The price was $4,500,000 of which we paid $3,000,000 in cash and delivered a $1,500,000 secured promissory note due November 30, 2018, and security agreement. Before such note was due, the note was assigned to Eagle Equities, LLC (“Eagle”) its due date was extended to November 30, 2019, and it was made convertible into our common stock at a price related to our common stock’s market price at the time of conversion. The maturity date was then extended to December 31, 2021. The RGN Assets relate to RGN’s PEMF portfolio of intellectual property, including 27 issued patents with foreign patent protection covering the therapeutic use of PEMF as well as the treatment of various central nervous system disorders. We intend to initiate and fund future clinical trials to evaluate the further use of PEMF in the treatment of central nervous system disorders, including traumatic brain injury, post-concussion syndrome, stroke, and multiple sclerosis. However, no assurance can be given that we will be successful in these endeavors or that the results of any tests will indicate further development of the RGN Assets.

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

Possible Additional Line of Business

Recently management has entered into a program to expand its operations through a program of acquisition of specialty construction and facilities maintenance companies. The Company has had contact with several potential acquisition targets and entered into a letter of intent with one such company. However, no definitive agreements have been signed and no assurance can be given that the Company will be able to make any such acquisition or that it will prove profitable.

Intellectual Property:

SofPulse: We have 29 issued patents with foreign patent protection covering the therapeutic use of tPEMF as well as the treatment of various central nervous system disorders. Additionally to date, we have filed seven patent applications in the U.S. through the U.S. Patent and Trademark Office (USPTO) and four international patent applications in the E.U., China, South Korea and Japan covering our Time-Varying Electromagnetic Field (TVEMF) technology, the production of biomolecules, the creation of an allogeneic mesenchymal stem cell product a treatment for chemical and radiation injuries, production of stem cell secretome and a method of treating tissues and organs using our TVEMF technology. To date, we have been granted one U.S. Patent (U.S. Patent No. 9,410,143) issued on August 9, 2017, covering the production of human biomolecules using our TVEMF technology. We will continue to seek to strengthen our portfolio of intellectual property by filing additional patents around uses of our core technologies.

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

On the basis of type of device, the global Electroceuticals®/Bioelectrical Medicine Market is classified into two major classes:

➢	Implantable Electroceuticals® Devices, and

➢	Non-invasive Electroceuticals® Devices.

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

The SofPulse® allows patients to get back to an active life faster with less use of narcotics.

➢	Immediately Usable and Effective - Single use patient device applied immediately after surgery.
➢	Easy to Use - SofPulse® can easily be applied and or removed, including in many cases by the patient themselves
➢	Automated Dosing - Device is activated automatically or can be used as needed
➢	Versatile - The product comes as a single device or dual device to accommodate different surgical procedures

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

Employees

The Company does not have any employees. However, we have retained approximately 7 individuals as independent contractors that are involved in business development and sales, research & development and administrative functions.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 1B. Unresolved Staff Comments.

Not applicable because we are a smaller reporting company.

Item 2. Properties.

We have one office located in Southern California. We believe such office is adequate for our present needs.

Item 3. Legal Proceedings.

We were defendants in a case entitled Auctus Fund, LLC v. Endonovo Therapeutics, Inc. et.al 20-cv-11286-PBS filed in the Federal District Court in Massachusetts in July 2020. The complaint sought damages related to a variable rate convertible note dated in August 2019 in the original amount of $275,250 and alleged various counts of State and Federal securities laws violations, breach of contract, fraud, consumer fraud and other claimed theories of damages while claiming damages in excess of $500,000, other unspecified damages and attorney fees. Auctus filed an amended complaint that was responded to by way of a motion to dismiss. On February 28, 2022, the Court granted our motion to dismiss, refused to extend supplemental jurisdiction over the State law claims and held that as a result of the dismissal, the Company’s counterclaims were moot.  To date neither party has appealed the ruling.   Due to the nature of our business, we may become active in litigation relating to the defense, or assertion of our patent rights or other corporate matters. Refer to Note 9 Commitments and Contingencies for further discussion

Item 4. Mine Safety Disclosures.

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

	Closing Price
	High	Low

Year Ended December 31, 2020
First Quarter	$0.11	$3.90
Second Quarter	$0.01	$0.38
Third Quarter	$0.08	$0.15
Fourth Quarter	$0.02	$0.10

Year Ended December 31, 2021
First Quarter	$0.10	$0.02
Second Quarter	$0.04	$0.02
Third Quarter	$0.06	$0.01
Fourth Quarter	$0.04	$0.02

Approximate Number of Equity Security Holders

As of April 11, 2022, there were approximately 407 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

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

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” ASU 2020-06 simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. In addition, ASU 2020-06 amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. The Amendments also affects the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The amendments are effective for public entities excluding smaller reporting companies for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods. The Company adopted the new standard update on January 1, 2021, which did not result in a material impact on the Company’s consolidated results of operations, financial position, and cash flows.

Results of Operations

Results of Operations Year Ended December 31, 2021, vs. Year Ended December 31, 2020

	Year Ended December 31,		Favorable
	2021	2020	(Unfavorable)%

Revenue	$73,105	$165,796	(92,691)	(55.9)
Cost of revenue	14,985	65,369	50,384	77.1
Gross profit	58,120	100,427	(42,307)	(42.1)

Operating expenses	2,284,667	3,012,625	727,958	24.2

Loss from operations	(2,226,547)	(2,912,198)	685,651	23.5

Other income (expense)	(878,347)	2,516,614	(3,394,961)	(134.9)

Net loss	$(3,104,894)	$(395,584)	$(2,709,310)	684.9

Revenue

Revenue of the Company’s SofPulse® product during the current year decreased by $92,691 or 55.9% compared to the previous year.

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

Cost of Revenue

Cost of revenue decreased by $50,384 or 77.1% from the previous year to $14,985 during the current year compared to $65,369 during the previous year. Cost of revenue is recognized on those sales recorded as gross for which we are the principal in the transaction as opposed to net sales which reflect no cost of revenue.

It is anticipated that cost of revenue will increase in future periods as the roll out of the SofPulse® product continues.

Operating Expenses

Our operating expenses decreased by $727,958 or 24.2% to $2,284,667 in 2021 compared to $3,012,625 for 2020. The operating expenses were comprised primarily of consulting, professional fees, amortization expenses, and stock-based compensation. This change was due primarily to a decrease in consulting fees of approximately $0.3 million, and a decrease in stock-based compensation of approximately $0.4 million.

Depreciation and Amortization

We incur depreciation and amortization expense for costs related to our assets, including our patents, information technology and software. Our depreciation and amortization expense was $648,492 in 2021 compared to $651,247 in 2020. No equipment was purchased or sold during the fiscal year ended December 31, 2021.

Other Income / Expense

Other expense was $878,347 in 2021 compared to an income of $2,516,614 in 2020. Other Income/Expense includes interest expense, change in fair value of derivative liability, amortization of debt issuance cost, gain on extinguishment of debt and default penalty.

The increase in other expense during our fiscal year 2021 was primarily the result of re-valuations to reflect liability accounting for convertible notes issued with variable conversion rates. Change in fair value of the Company’s derivative liability decreased by $5.5 million from an income of $5.6 million in 2020 to an income of $0.1 million in 2021, resulting from changes to the inputs to the fair value model. The above was offset by a decrease in interest expense of approximately $1.2 million, the incurrence of $22,162 loss on extinguishment of debt in 2021 as opposed to a $555,430 gain on debt extinguishment in 2020.

Liquidity and Capital Resources

	As of December 31,		Increase
	2021	2020	(Decrease)
Working Capital

Current assets	$94,855	$46,187	$48,668
Current liabilities	17,701,710	16,825,821	(875,889)
Working capital deficit	$(17,606,855)	$(16,779,634)	$(827,221)

Long-term debt	$79,825	$155,000	$75,175

Stockholders’ deficit	$(15,774,324)	$(14,373,786)	$(1,400,538)

	For Year Ended December 31,		Increase
	2021	2020	(Decrease)
Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(986,584)	$(741.590)	$(244,994)
Investing activities	$-	$-	$-
Financing activities	$1,059,100	$736,117	$322,983

	As of December 31,		Increase
	2021	2020	(Decrease)
Balance Sheet Select Information

Cash	$85,936	$13,420	$72,516

Accounts payable and accrued expenses	$7,078,283	$5,989,185	$(1,089,098)

Since inception and through December 31, 2021, the Company has raised approximately $18 million in equity and debt transactions. These funds have been used to advance the operations of the Company, build its bio-medical platform, patent work and general corporate development. Our accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these consolidated financial statements. However, the Company has incurred substantial losses. Our current liabilities exceed our current assets and available cash is not sufficient to fund the expected future operations. The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern. To reduce the risk of not being able to continue as a going concern, management has implemented its business plan to materialize revenues from sales and future license agreements and has also initiated an equity line of credit offering to raise capital through the sale of its common stock and has engaged an Investment Banker to raise additional capital. Although, uncertainty exists as to whether the Company will be able generate enough cash from operations to fund the Company’s working capital needs or raise sufficient capital to meet the Company’s obligations as they become due, no adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty. Our cash on hand at December 31, 2021 was $85,936. This will not be sufficient to fund operations if additional capital is not raised. The Company raised an aggregate of $0.1 million through the sale of equity and debt securities since January 1, 2022, through the date of this report.

d

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guaranteed contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future.

Seasonality

Management does not believe that our current business segment is seasonal to any material extent.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

Unregistered Sales of Equity Securities

During the year ended December 31, 2021, we issued the following unregistered equity securities:

Number of
Common Shares	Source of
Issued	Payment	Amount
1,111,111	Conversion of Preferred Series C	$33,333
27,461,307	Conversion of notes and accrued interest	$1,117,990
4,020,986	Settlement of debt	$142,424
2,500,000	Services	$95,250
7,868,668	Commitment shares	$222,692
7,000,000	Issuance for cash	$126,000

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

ENDONOVO THERAPEUTICS, INC.

AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Endonovo Therapeutics, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Endonovo Therapeutics, Inc. and Subsidiaries (the Company) as of December 31, 2021, and 2020, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes to the consolidated financial statements (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has continued to incur significant operating losses and negative cash flows from operations, during the year ended December 31, 2021, and has negative working capital at December 31, 2021. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Instruments with Embedded Conversion Features

Description of the Matter

As discussed in Note 1 to the Consolidated Financial Statements, the Company issues instruments with embedded conversion features. Some of these embedded conversion features result in a derivative liability that is measured at fair value.

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

Encino, CA

April 13, 2022

Endonovo Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31,

	2021	2020
ASSETS
Current Assets:
Cash	$85,936	$13,420
Accounts receivable, net of allowance for doubtful accounts of $0	944	942
Prepaid expenses and other current assets	7,975	31,825
Total current assets	94,855	46,187

Property Plant and Equipment, net	-	1,580
Patents, net	1,912,356	2,559,268
Total assets	$2,007,211	$2,607,035

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$658,463	$700,932
Accrued interest	2,528,459	1,904,136
Deferred compensation	3,891,361	3,384,117
Notes payable, net of discounts of $75,800 as of December 31, 2021, and $201,157 as of December 31, 2020	7,055,030	6,491,039
Notes payable – former related party	126,100	143,000
Derivative liability	3,442,297	4,202,597
Total current liabilities	17,701,710	16,825,821

Acquisition payable	79,825	155,000
Total liabilities	17,781,535	16,980,821
COMMITMENTS AND CONTINGENCIES, note 9
Shareholders’ deficit
Super AA super voting preferred stock, $0.001 par value; 1,000,000 authorized and 25,000 issued and outstanding at December 31, 2021, and December 31, 2020	25	25
Series B convertible preferred stock, $0.0001 par value; 50,000 shares authorized and 600 issued and outstanding at December 31, 2021 and December 31, 2020	1	1
Series C convertible preferred stock, 8,000 shares authorized, 738 and 763 shares issued and outstanding at December 31, 2021, and December 31, 2020, respectively	-	-
Series D convertible preferred stock, $0.0001 par value; 20,000 shares authorized and 305 issued and outstanding at December 31, 2021 and December 31, 2020	-	-
Common stock, $0.0001 par value; 2,500,000,000 shares authorized; and 74,498,761 and 24,536,689 shares issued and outstanding as of December 31, 2021, and December 31, 2020, respectively	7,449	2,453
Additional paid-in capital	40,663,187	38,963,827
Stock subscriptions	(1,570)	(1,570)
Accumulated deficit	(56,443,416)	(53,338,522)
Total shareholders’ deficit	(15,774,324)	(14,373,786)
Total liabilities and shareholders’ deficit	$2,007,211	$2,607,035

See accompanying summary of accounting policies and notes to consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31,

	2021	2020

Revenue	$73,105	$165,796
Cost of revenue	14,985	65,369
Gross profit	58,120	100,427

Operating expenses	2,284,667	3,012,625
Loss from operations	(2,226,547)	(2,912,198)

Other income (expense)
Change in fair value of derivative liability	41,057	5,607,213
Gain (loss) on extinguishment of debt	22,162	(555,430)
Other expense, net	-	(452,095)
Interest expense, net	(941,566)	(2,083,074)
Total other income (expense)	(878,347)	2,516,614

Loss before income taxes	(3,104,894)	(395,584)

Provision for income taxes	-	-

Net loss	$(3,104,894)	$(395,584)

Basic and diluted loss per share	$(0.05)	$(0.03)
Weighted average common share outstanding:
Basic and diluted	59,836,620	12,215,844

See accompanying summary of accounting policies and notes to consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Consolidated Statement of Stockholders Deficit

For the Years Ended December 31, 2021, and 2020

	Series AA		Series B Convertible		Series D Convertible		Series C Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Subscription	Retained	Shareholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Earnings	Deficit

Balance December 31, 2019	25,000	$25	600	$1	255	$-	-	-	1,189,204	$118	$32,432,392	$(1,570)	$(52,934,786)	$(20,503,820)

Reclassification Preferred Series C	-	-	-	-	-	-	1,814	-	-	-	2,418,269	-	-	2,418,269
Shares issued for Preferred Series D	-	-	-	-	50	-	-	-	-	-	50,000	-	-	50,000
Shares issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	14,557,343	1,456	3,337,653	-	-	3,339,109
Shares issued for conversion of Preferred Series C to common share	-	-	-	-	-	-	(1,051)	-	2,754,822	276	(151)	-	-	125
Valuation of stock options issued for services	-	-	-	-	-	-	-	-	-	-	57,400	-	-	57,400
Shares issued for exchange of stock options	-	-	-	-	-	-	-	-	1,500,000	150	164,850	-	-	165,000
Shares issued as inducement to note holder	-	-	-	-	-	-	-	-	855,000	85	79,055	-	-	79,140
Common stock issued for services	-	-	-	-	-	-	-	-	1,206,398	120	109,680	-		109,800
Restricted shares issued as inducement to Series C	-	-	-	-	-	-	-	-	58,428	6	8,146	-	(8,152)	-
Common stock issued with exchange of convertible notes	-	-	-	-	-	-	-	-	409,000	41	58,814	-	-	58,855
Commitment shares	-	-	-	-	-	-	-	-	771,926	78	97,842	-		97,920
Common stock issued for cash									1,234,568	123	99,877	-	-	100,000
Beneficial conversion feature on convertible note	-	-	-	-	-	-	-	-	-	-	50,000	-	-	50,000
Net loss for the year ended December 31, 2020	-	-	-	-	-	-	-	-	-	-	-	-	(395,584)	(395,584)
Balance December 31, 2020	25,000	25	600	1	305	-	763	-	24,536,689	2,453	38,963,827	(1,570)	(53,338,522)	(14,373,786)

Endonovo Therapeutics, Inc. and Subsidiaries

Consolidated Statement of Stockholders Deficit

For the Years Ended December 31, 2021, and 2020

	Series AA		Series B Convertible		Series D Convertible		Series C Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Subscription	Retained	Shareholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Earnings	Deficit

Balance December 31, 2020	25,000	$25	600	$1	305	$-	763	-	24,536,689	$2,453	$38,963,827	$(1,570)	$(53,338,522)	$(14,373,786)

Issuance of Commitment shares in connection with promissory notes	-	-	-	-	-	-	-	-	7,868,668	787	221,905	-	-	222,692
Common Stock issued for cash	-	-	-	-	-	-	-	-	7,000,000	700	125,300	-	-	126,000
Shares issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	27,461,307	2,746	1,115,244	-	-	1,117,990
Shares issued for conversion of Preferred Series C to common share	-	-	-	-	-	-	(25)	-	1,111,111	111	(111)	-	-	-
Common Shares issued from debt settlement	-	-	-	-	-	-	-	-	1,515,152	151	57,576	-	-	57,727
Common Share issued as settlement of debt with former related part	-	-	-	-	-	-	-	-	2,505,834	251	84,446	-	-	84,697
Common Shares issued pursuant to consulting agreement	-	-	-	-	-	-	-	-	2,500,000	250	95,000	-	-	95,250
Net loss for the year ended December 31, 2021	-	-	-	-	-	-	-	-	-	-	-	-	(3,104,894)	(3,104,894)
Balance December 31, 2021	25,000	25	600	1	305	-	738	-	74,498,761	7,449	40,663,187	(1,570)	(56,443,416)	(15,774,324)

See accompanying summary of accounting policies and notes to consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2021, and 2020

	2021	2020
Operating activities:
Net loss	$(3,104,894)	$(395,584)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	648,492	651,247
Amortization of discount on Series C Preferred stock liability	-	248
Non-cash increase to convertible notes principal (included in interest expense)	-	452,095
Fair value of commitment shares issued with debt	70,970	-
Fair value of equity issued for services	95,250	-
Non-cash interest and fees	-	1,032,358
Stock compensation expense	-	456,519
Amortization of note discount and original issue discount	144,196	225,171
Change in fair value of derivative liability	(41,057)	(5,607,213)
Loss (gain) on extinguishment of debt	(22,162)	555,430
Changes in assets and liabilities:
Accounts receivable	(2)	21,800
Prepaid expenses and other current assets	23,850	(10,905)
Accounts payable	(42,470)	94,202
Accrued interest	733,999	830,298
Deferred compensation	507,244	952,744
Net cash used in operating activities	(986,584)	(741,590)

Investing activities:
Acquisition of property and equipment	-	-
Net cash used in investing activities	-	-

Financing activities:
Proceeds from the issuance of notes payable	950,000	608,117
Repayments on former related party advances	(16,900)	(22,000)
Proceeds from issuance of common stock and units	126,000	100,000
Proceeds from issuance of preferred shares	-	50,000

Net cash provided by financing activities	1,059,100	736,117

Net increase (decrease) in cash	72,516	(5,473)
Cash, beginning of year	13,420	18,893
Cash, end of year	$85,936	$13,420

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$25,747
Cash paid for income taxes	$-	$-
Non-Cash Investing and Financing Activities:
Conversion of notes payable and accrued interest to common stock	$493,748	$1,493,413
Conversion of Preferred C stock to common stock	$33,333	$1,400,934
Value of derivative liability from transfer to equity upon conversion of notes payable and accrued interest	$-	$1,879,398
Exchange of note and accrued interest to new convertible note	$-	$316,494
Issuance of common stock to Preferred C Stock inducement	$-	$8,152
Issuance of common stock to settle debt	$202,697	$-

See accompanying summary of accounting policies and notes to consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021, and 2020

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

Going Concern

These accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for a period following the date of these consolidated financial statements. The Company has recurring net losses, negative cash flows from operations and working capital deficits. The Company has raised approximately $ 1.1 million in debt and equity financing for the year ended December 31, 2021. The Company is raising additional capital through debt and/or equity securities in order to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty. To reduce the risk of not being able to continue as a going concern, management has implemented its business plan to materialize revenues from potential, future, license agreements, has raised capital through the issuance of promissory notes and has engaged a broker/dealer to raise additional capital.

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents. Cash is deposited with what we believe are highly credited, quality institutions. The deposited cash may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. At December 31, 2021, the Company does not hold any cash in excess of FDIC limits.

Accounts Receivable

The Company uses the specific identification method for recording the provision for doubtful accounts, which was $0 at December 31, 2021, and 2020. Account receivables are written off when all collection attempts have failed.

Property, plant, and equipment

Property, plant, and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range between five and seven years. Repairs and maintenance are charged to expense as incurred while improvements are capitalized. Upon the sale, retirement or disposal of fixed assets, the accounts are relieved of the cost and the related accumulated depreciation with any gain or loss recorded to the consolidated statements of operations.

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

The Company measured equity-based compensation using the Black-Scholes option valuation model using the following assumptions:

	For Years Ending December 31,
	2021	2020

Expected term	-	1.38 years
Exercise price	$-	$0.15
Expected volatility	-	$23,110
Expected dividends	-	None
Risk-free interest rate	-	0.14%
Forfeitures	-	None

Income Taxes

The Company records a tax provision for the anticipated tax consequences of its reported results of operations. The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and income tax credit carry-forward. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.

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

Research and Development

Costs relating to the development of new products are expensed as research and development as incurred in accordance with FASB Accounting Standards Codification (“ASC”) 730-10, Research and Development. Research and development costs amounted to $0 and $3,283 for the years ended December 31, 2021, and 2020, respectively, and are included in operating expenses in the consolidated statements of operations.

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

The following table presents balances of the liabilities with significant unobservable inputs (Level 3) as of December 31, 2021, and 2020:

	Fair Value Measurements at December 31, 2021 Using
	Quoted Prices in Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Derivative liability	$-	$-	$3,442,297	$3,442,297
Total	$-	$-	$3,442,297	$3,442,297

	Fair Value Measurements at December 31, 2020 Using
	Quoted Prices in Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Derivative liability	$-	$-	$4,202,597	$4,202,597
Total	$-	$-	$4,202,597	$4,202,597

The following table presents changes of the liabilities with significant unobservable inputs (Level 3) for the years ended December 31, 2021, and 2020:

Derivative
Liability
Balance December 31, 2019	$10,599,690

Issuance of convertible debt	1,244,898
Settlements by debt extinguishment	(1,857,356)
Extinguishment following note exchange	(177,422)
Change in estimated fair value	(5,607,213)

Balance December 31, 2020	$4,202,597

Issuance of convertible debt	-
Settlement by debt Extinguishment	(133,386)
Settlements by debt conversion	(585,857)
Change in estimated fair value	(41,057)

Balance December 31, 2021	$3,442,297

Derivative Liability

The Company issued Variable Debentures during the years ended December 31, 2021, and 2020, which contained variable conversion rates based on unknown future prices of the Company’s common stock. This resulted in a derivative liability. The Company measures the derivative liability using the Black-Scholes option valuation model using the following assumptions:

For Years Ending December 31,
	2021	2020

Expected term	1-4 months	1 -6 months
Exercise price	$0.01-$0.03	$0.01-$0.76
Expected volatility	177%-206%	110%-249%
Expected dividends	None	None
Risk-free interest rate	0.06%-0.39%	0.03%-1.54%
Forfeitures	None	None

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

Recent Accounting Standard Updates

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” ASU 2020-06 simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. In addition, ASU 2020-06 amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. The Amendments also affects the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The amendments are effective for public entities excluding smaller reporting companies for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods. The Company adopted the new standard update on January 1, 2021, which did not result in a material impact on the Company’s consolidated results of operations, financial position, and cash flows.

Note 2 - Revenue Recognition

Contracts with Customers

We have adopted ASC 606, Revenue from Contracts with Customers effective January 1, 2018, using the modified retrospective method applied to those contracts which were not substantially completed as of January 1, 2018. These standards provide guidance on recognizing revenue, including a five-step model to determine when revenue recognition is appropriate. The standard requires that an entity recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

During the year ended December 31, 2021, and 2020, we recognized gross revenue of $73,105 and $165,796, respectively, from products we sold as a principal in the transaction.

Sources of Revenue

We have identified the following revenues disaggregated by revenue source:

1.	Plastic Surgeons

2.	Wound Care Facilities

3.	Hospitals

4.	Other Physicians

As of December 31, 2021, and 2020, the sources of revenue were as follows:

	Year Ended
	December 31,
	2021	2020

Direct sales- Plastic surgeons, gross	73,105	165,796
Total sources of revenue	$73,105	$165,796

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

Note 3- Property and Equipment

The following is a summary of equipment, at cost, less accumulated depreciation at December 31, 2021, and 2020:

	As of December 31,
	2021	2020

Autos	$-	$64,458
Medical equipment	-	13,969
Other equipment	-	11,367
	-	89,794
Less accumulated depreciation	-	88,214
	$-	$1,580

Depreciation expense for the years ended December 31, 2021, and 2020 was $1,580, and $4,335, respectively.

Note 4 – Patents

In December 2017, we acquired from RGN a patent portfolio for $4,500,000. The earliest patent expires in 2024.

The following is a summary of patents less accumulated amortization at December 31, 2021, and 2020:

	December 31,
	2021	2020

Patents	$4,500,000	$4,500,000

Less accumulated amortization	2,587,644	1,940,732

Patents net	$1,912,356	$2,559,268

Amortization expense for the years ended December 31, 2021, and 2020, was $646,912.

The estimated future amortization expense related to patents as of December 31, 2021, is as follows:

Year Ended December 31.	Amount

2022	$646,910
2023	646,910
2024	618,536
Total	$1,912,356

Note 5 - Notes payable

Notes Payable

During the year ended December 31, 2021, the Company issued eight (8) fixed rate promissory notes totaling $950,000 for funding of $950,000 with original terms of twelve months and interest rates of 15%. The holders of the promissory notes can convert the outstanding unpaid principal and accrued interest at a fixed conversion rate, subject to standard anti-dilution features. As of December 31, 2021, the fixed-rate notes had an outstanding balance of $1,735,000, of which $785,000 are past maturity. As of December 31, 2020, the fixed-rate notes had an outstanding balance of $895,747, of which $25,000 were past maturity. As of December 31, 2021, the Company has 13 fixed rate promissory notes with unrelated parties for total amount of $1,735,000. Nine of these fixed rates promissory notes for total balance of $1,000,000 carry a make whole provision requiring the Company to issue additional shares of its common stock if the underlying investor is not able to realize a profit of 15% against the conversion price of such shares after customary and reasonable expenses.

During the year ended December 31, 2021, the Company amended the terms of two of its promissory notes to accelerate the conversion feature and amend the conversion price of the instruments. The Company recorded the modification in accordance with ASC 470-50 Debt-Modifications and Extinguishments and recorded $58,407 as loss from debt extinguishment in the consolidated statements of operations.

During the year ended December 31, 2021, the Company settled one of its promissory notes by issuing 1,515,152 restricted shares of the Company’s common stock with a fifteen percent (15%) make-whole provision. The Company recorded a gain on debt extinguishment of approximately $128,000.

During the year ended December 31, 2021, the Company converted $393,597 in principal and $100,152 in accrued but unpaid interest into 27,461,307 shares of common stock.

The gross amount of all convertible notes with variable conversion rates outstanding as of December 31, 2021, is $4,770,926, of which $4,770,926 are past maturity.

Notes payable to a former related party in the aggregate amount of $126,100 was outstanding at December 31, 2021, which are past maturity date. The notes bear interest between 10% and 12% per annum. During the year ended December 31, 2021, the Company paid total principal of $16,900 to this former related party.

In October 2013, July 2014, October 2014 and August 2015, the Company initiated a series of private placements for up to $500,000, each, of financing by the issuance of notes payable at a minimum of $25,000, one unit. The notes bear interest at 10% per annum and were due and payable with accrued interest one year from issuance. During the years ended December 31, 2021, and 2020, the Company did not issue notes in connection with these private placements and did not repay any of these notes. As of December 31, 2021, and 2020, notes payable outstanding under these private placements are $624,903, all of which are past maturity.

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

On July 16, 2020, the Securities and Exchange Commission declared effective the registration statement on Form S-1, for the registration of the shares under the Equity Line Purchase Agreements, which was filed on June 23, 2020, and amended on July 10, 2020. Management reviewed the guidance per ASC 470-60 Troubled debt restructurings and ASC 470-50 Debt-Modifications and Extinguishments and concluded that the terms of the agreements were not substantially different as of December 31, 2020, accounted for the transaction as a debt modification.

Notes payable to a former related party in the aggregate amount of $143,000 were outstanding at December 31, 2020 which are past maturity date. The notes bear interest between 10% and 12% per annum. During the year ended December 31, 2020, the Company paid $22,000 principal to this former related party.

As of December 31, 2021, the Company had notes payable to related parties amounting to $126,100. Refer to Note 7– Related Party Transactions.

	As of December 31,
	2021	2020

Notes payable at beginning of period	$6,835,196	$6,874,795
Notes payable issued	950,000	1,364,611
Liquidated damages	-	452,095
Notes modification	-	25,190
Loan fees added to note payable	-	120,389
Settlements on note payable	(117,770)	(697,253)
Repayments of notes payable in cash	(16,900)	(22,000)
Less amounts converted to stock	(393,596)	(1,282,631)
Notes payable at end of period	7,256,930	6,835,196
Less debt discount	(75,800)	(201,157)
	$7,181,130	$6,634,039

Notes payable issued to former related party	$126,100	$143,000
Notes payable issued to non-related party	$7,055,030	$6,491,039

The maturity dates on the notes payable are as follows:

Twelve months ending,	Non-related parties	Former Related party	Total
Past due	$6,180,830	$126,100	$6,306,930
December 31, 2022	950,000	-	950,000
Total	$7,130,830	$126,100	$7,256,930

Notes payable totaling $2,110,450 are secured by the intellectual property acquired from RGN including patents obtained in the acquisition.

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

During the year ended December 31, 2021, the Company issued 2,505,834 as extinguishment for $75,175 in principal and interest.

Effective Interest Rate

During the year ended December 31, 2021, and 2020, the Company’s effective interest rate was 12% and 37% respectively.

Note 6 - Shareholders’ Deficit

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock which have been designated as follows:

	Number of Shares Authorized	Number of Shares Outstanding at December 31, 2021	Par Value	Liquidation Value per Share
Series AA	1,000,000	25,000	$0.0010	-
Preferred Series B	50,000	600	$0.0001	100
Preferred Series C	8,000	738	$0.0001	1,000
Preferred Series D	20,000	305	$0.0001	1,000
Undesignated	3,922,000	-	-	-

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

Each holder of outstanding shares of Series AA Super Voting Preferred Stock shall be entitled to one hundred thousand (100,000) votes for each share of Series AA Super Voting Preferred Stock held on the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company. As of December 31, 2021, and 2020, there were and 25,000 shares of Series AA Preferred stock outstanding.

Series B Convertible Preferred Stock

On February 7, 2017, the Company filed a certificate of designation for 50,000 shares of Series B Convertible Preferred Stock designated as Series B (“Series B”) which are authorized and convertible, at the option of the holder, commencing six months from the date of issuance into common shares and warrants. For each share of Series B, the holder, on conversion, shall receive the stated value divided by 75% of the market price on the date of purchase of Series B and a three-year warrant exercisable into up to a like amount of common shares with an exercise price of 150% of the market price as defined in the Certificate of Designation. Dividends shall be paid only if dividends on the Company’s issued and outstanding Common Stock are paid and the amount paid to the Series B holder will be as though the conversion shares had been issued. The Series B holders have no voting rights. Upon liquidation, the holder of Series B, shall be entitled to receive an amount equal to the stated value, $100 per share, plus any accrued and unpaid dividends thereon before any distribution is made to Series C Secured Redeemable Preferred Stock or common stockholders. There has been no activity during the year ended December 31, 2021, and 2020. As of December 31, 2021, and 2020, there are 600 shares of Series B outstanding.

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

Management reviewed the guidance in ASC 470-60 Troubled Debt Restructurings and ASC 470-50 Debt Modifications and Extinguishments and concluded that the changes to the terms of the Series C qualified for debt extinguishment and recorded a loss on debt extinguishment totaling approximately $604,000 for the year ended December 31, 2020.

Management determined the fair value of the new instrument based on the guidance in ASC 820 Fair Value Measurement. Management concluded that the preferred stock should not be classified as a liability per the guidance in ASC 480 Distinguishing Liabilities from Equity even though the conversion would require the issuance of variable number of shares since such obligation is not unconditional. Management classified the Series C in permanent equity as of December 31, 2021, and 2020.

During the year ended December 31, 2021, and 2020, the Company converted 25 and 1,051 shares of Series C into 1,111,111 and 2,754,822 shares of common stock, respectively. As of December 31, 2021, and 2020, there were 738 and 763 shares of Series C outstanding, respectively.

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

During the years ended December 31, 2021, and 2020, 0 and 50 shares of Series D have been issued, respectively. As of December 31, 2021, and 2020, there are 305 shares of Series D outstanding.

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

During the years ended December 31, 2021, and 2020, pursuant to the execution of the ELPA, the Company issued 0 and 771,926 shares of common stock with a fair value of $97,920. No funds were raised under the ELPA during the years ended December 31, 2021, and 2020. The Company does not anticipate that it will raise any funds under the ELPA.

Activity during the year ended December 31, 2021:

During the year ended December 31, 2021, the Company issued 27,461,307 shares of common stock for the conversion of principal notes and accrued interest for aggregate fair value of issued common stock of $1,117,990.

During the year ended December 31, 2021, the Company issued 7,868,668 shares of common stock labeled as commitment shares in connection with the issuance of promissory notes for a total fair value of approximately $223,000.

During the year ended December 31, 2021, the Company issued 7,000,000 shares of common stock pursuant to securities purchase agreement for total consideration of $126,000.

During the year ended December 31, 2021, the Company issued 1,111,111 shares of common stock with a value of $33,333, related to the conversion of Series C.

During the year ended December 31, 2021, the Company issued 4,020,986 shares of common stock with a value of $142,424, related to the settlement of debts, of which 2,505,834 shares of common stock were issued with a fair value of $84,697 to a former related party.

During the year ended December 31, 2021, the Company issued 2,500,000 shares of common stock in connection with the consulting agreement, with a fair value of approximately $95,000.

Activity during the year ended December 31, 2020:

During the year ended December 31, 2020, the Company issued 14,557,343 shares of common stock for the conversion of notes and accrued interest for aggregate fair value of issued common stock of $3,339,109.

During the year ended December 31, 2020, the Company issued 1,206,398 shares of common stock with a value of $109,800 related to services.

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

Stock Options

The Company did not issue any stock options during the year ended December 31, 2021. The Company cancelled 2,500,350 stock options during the year ended December 31, 2021.

During the year ended December 31, 2020, the Company granted stock options to independent contractor exercisable into up to 3,000,000 shares of common stock with an exercise price of $ 0.15 per share and expiration date of 2 years from the vesting date. The options shall vest in twelve equal quarterly instalments so long as the contractor remains under retention by the Company to provide service. The stock options will vest in twelve equal instalments of 250,000 shares. These options were valued at approximately $245,900 using the Black Scholes option pricing model. The Company cancelled 2,500,000 of these stock options since the contract terminated on January 1, 2021.

Share-based compensation expense for the years ended December 31, 2021, and 2020, totaled $0 and $57,400, respectively.

The weighted average grant date fair value of stock options issued during the year ended December 31, 2020, was $0.08 per share. The Company did not issue any stock options during the year ended December 31, 2021.

Stock option activities for the years ended December 31, 2021, and 2020, are as follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	99,833	$27.81	2.02	$-
Granted	3,000,000	$0.15	1.65	-
Cancelled	(85,753)	$23.53	0.68	-
Exercised	-	$-	-	-
Outstanding at December 31, 2020	3,014,080	$0.37	1.67	$-

Granted	-	$-	-	-
Cancelled	(2,500,350)	$0.16	0.65	-
Exercised	-	$-
Outstanding at December 31, 2021	513,730	$1.43	0.76	$-

Exercisable at December 31, 2021	513,730	$1.43	0.76	$-

The balance of all stock options outstanding as of December 31, 2021, is as follows:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

Options
$54.00	11,750	5.30	$54.00	11,750	$54.00
$11.60	1,980	0.75	$11.60	1,980	$11.60
$0.15	500,000	0.65	$0.15	500,000	$0.15
	513,730	0.76	$1.43	513,730	$1.43

Warrants

During the years ended December 31, 2021, and 2020, the Company did not issue any warrants.

A summary of the status of the warrants at December 31, 2021, and changes during the years ended December 31, 2021, and 2020, are presented below:

	Outstanding Warrants
		Weighted Average
		Exercise Price
	Shares	Per Share
Outstanding at December 31, 2019	73,486	$306.28
Granted	-	$-
Cancelled	(33,920)	$404.55
Exercised	(271)	$44.35
Outstanding at December 31, 2020	39,295	$200.72

Granted	-	$-
Cancelled	(17,095)	$384.39
Exercised	-	$-
Outstanding at December 31, 2021	22,200	$59.25

Exercisable at December 31, 2021	22,200	$59.25

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

Warrants

$14.50-50.00	10,326	0.35	$32.64	10,326	$32.64
$51.00-100.00	10,595	0.29	$77.47	10,595	$77.47
$101.25-239.00	1,203	0.30	$114,19	1,203	$114.19
$266.88	76	0.30	$266.88	76	$266.88
	22,200	0.32	$59.25	22,200	$59.25

Note 7 – Related Party and former Related Parties Transactions

One executive officer, one former executive and one former operational manager of the Company have agreed to defer a portion of their compensation until cash flow improves. As of December 31, 2021, and 2020, the balances of their deferred compensation were $1,289,625 and $1,240,575, which reflects $300,000 accrual of deferred compensation and $250,950 cash repayments of deferred compensation during the year ended December 31, 2021, and $535,000 accrual of deferred compensation, $192,900 cash repayments during the year ended December 31, 2020.

From time-to-time officers of the Company advance monies to the Company to cover costs. During the years ended December 31, 2021, and 2020, officers and operational manager advanced $13,530 and $30,074 of funds to the Company of which $13,405 and $23,545 were repaid during the years then ended. The Company also repaid $6,529 of accounts payable due to the Company’s Chief Executive Officer during the year ended December 31, 2021.

The balance of short-term advances due to one officer and executive of the Company at December 31, 2021, and 2020 was $125 and $6,529, respectively and is included in the Company’s accounts payable balance as of December 31, 2021.

At December 31, 2021 and 2020, notes payable remain outstanding to the former President of the Company, in the amounts of $126,100 and $143,000, respectively. At December 31, 2021 and 2020, accrued interest on these notes payable totaled $67,787 and $54,271, respectively, and are included in accrued interest on the consolidated balance sheets.

Note 8 - Income taxes

The Company files income tax returns with the Internal Revenue Service (“IRS”) and various state jurisdictions. For jurisdictions in which tax filings are prepared, the Company is subject to income tax examinations by state tax authorities and federal tax authorities for all tax years.

The deferred tax assets are mainly comprised of net loss carryforwards. As of December 31, 2021, and 2020, the Company had approximately $29,900,000 and $26,900,000 of federal net operating loss carryforwards, respectively, that it can use to offset a certain amount of taxable income in the future. Some of these federal net operating loss carryforwards begin to expire in 2030. The resulting deferred tax asset is offset by a 100% valuation allowance due to the uncertainty of its realization. Utilization of these net operating losses could be limited under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state laws based on ownership changes and the value of the Company’s stock.

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes was as follows for the years ended December 31, 2021, and 2020:

	2021	2020
Income tax computed at federal statutory rate	-21.0%	-21.0%
State taxes, net of federal benefit	-7.0%	-7.1%
Non-Deductible expenses	1.0%	15.0%
Change in valuation allowance	27.0%	13.1%
Total	0.0%	0.0%

The primary difference between income tax expense attributable to continuing operations and the amount of income tax expense that would result from applying domestic federal statutory rates to income before provision for income taxes relates to the change in the valuation allowance.

The Company has adopted the accounting standards that clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position, and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the years ended December 31, 2021, and 2020.

Note 9 - Commitments and Contingencies

Legal matters

We were defendants in a case entitled Auctus Fund, LLC v. Endonovo Therapeutics, Inc. et.al 20-cv-11286-PBS filed in the Federal District Court in Massachusetts in July 2020. The complaint sought damages related to a variable rate convertible note dated in August 2019 in the original amount of $275,250 and alleged various counts of State and Federal securities laws violations, breach of contract, fraud, consumer fraud and other claimed theories of damages while claiming damages in excess of $500,000, other unspecified damages and attorney fees. Auctus filed an amended complaint that was responded to by way of a motion to dismiss. On February 28, 2022, the Court granted our motion to dismiss, refused to extend supplemental jurisdiction over the State law claims and held that as a result of the dismissal, the Company’s counterclaims were moot. To date neither party has appealed the ruling. Due to the nature of our business, we may become active in litigation relating to the defense, or assertion of our patent rights or other corporate matters.

The Company is subject to certain legal proceedings, which it considers routine to its business activities. As of December 31, 2021, the Company believes, after consultation with legal counsel, that the ultimate outcome of such legal proceedings, whether individually or in the aggregate, is not likely to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Note 10 – Concentrations.

Sales

During the year ended December 31, 2021, we had two significant customers which accounted for 28% and 25% of sales.

During the year ended December 31, 2020, we had two significant customers which accounted for 36% and 20% of sales.

Supplier

We also have a single source for our bioelectric medical devices, which account for 100% of our sales. The interruption of products provided by this supplier would adversely affect our business and financial condition unless an alternative source of products could be found.

Accounts Receivable

At December 31, 2021, and 2020, we had two customers which accounted for 67% and 33% of our accounts receivable balances.

Note 11 - Subsequent Events.

Subsequent to December 31, 2021, the Company prepared and filed an offering circular on Form 1-A with the Securities and Exchange Commission relating to an offering of up to $5,000,000 gross amount of the Company’s common stock.

Subsequent to December 31, 2021, an aggregate of 3,700,000 shares of restricted common stock were issued on the conversion of $0 of principal and $74,000 of accrued interest pursuant to Variable Notes.

Subsequent to December 31, 2021, the Company issued 2,428,777 shares of common stock pursuant to a debt settlement agreement with existing convertible debt holder.

Subsequent to December 31, 2021, the Company executed two convertible notes for a total aggregate principal of $200,000, carrying coupon of 15%, with due date at the earlier of 30 days after qualification of Form 1-A or November and December 2022, convertible six months from issuance date at a fixed conversion rate. Pursuant to the executed share purchase agreements, the Company issued fully vested 1,400,000 commitment shares.

Subsequent to December 31, 2021, the Board of director approved the issuance of 67,500,000 shares of common stock for past services with estimated fair value of approximately $1.2 million.

As a result of these issuances, the total number of common shares outstanding is 149,527,538, Preferred B shares outstanding is 600, Preferred C shares outstanding is 763 and Preferred D shares outstanding is 305.

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

As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021, at the reasonable assurance level due to the material weaknesses described below.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that as of December 31, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended December 31, 2021. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent fiscal year, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that as of December 31, 2021, such internal control over financial reporting was not effective. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets; and (3) lack of communication between management and external accounting personnel. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2021.

Management believes that the material weaknesses set forth in items (1) and (2) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors, result in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Past maturity Notes

Due to its limited resources, the Company has not been able to pay certain promissory notes when due. As of December 31, 2021, there are $7,256,930 in existing notes with an aggregate principal of $6,306,930 which are beyond their maturity date. Management believes that the Company may have valid defenses as to some of the promissory notes and will be able to modify some of these notes if requested by the holders to do so and otherwise avoid any default.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of officer and director. Our Executive officer is elected annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Name	Age	Position
Alan Collier	56	Director, Chief Executive Officer, Interim Chief Financial Officer, and Secretary

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

Key Staff Member

In February 2022, we retained Garry Michael Kann, age 65, as Head of Corporate Development. Mr. Kann’s primary responsibilities will be to oversee the development of Endonovo’s “build up strategy” of acquiring complementary specialty service providers in the construction industry. Key responsibilities will be in identifying, preforming due diligence on, evaluating, and otherwise assisting in company mergers and acquisitions, principally in the specialty construction industry.

For more than the past five years, Mr. Kann has been the CEO of Firebird Partners a private investment firm and chairs the Capital Markets Group at Mosaic Capital LLC, a financial advisory firm both located in Los Angeles, California. Mr. Kann has been a prominent corporate finance professional in the United States on both the East and West Coasts for over 30 years. Over that time, he has been an innovator in asset backed financial instruments and has worked with clientele around the globe including Europe, Asia, Central and South America. As an investment banker he has completed more than 60 mergers and acquisition transactions exceeding $2 billion in value. Previously, while in senior management positions for a wide variety of financial institutions serving the middle market, he structured and completed more than 200 transactions exceeding several billion dollars in value.

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

Section 16(a) Beneficial Ownership Reporting Compliance

We became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (“34 Act”) on June 15, 2015, when we filed a Form 8-A. Our officers and director have made appropriate filings under Section 16(a) of the Exchange Act, although on two occasions, Mr. Mann filed his Form 4 a few days late. These instances involved reporting of open market purchases and did not involve any short swing profits.

Item 11. Executive Compensation.

The following executive of the Company earned compensation in the amounts set forth in the chart below for the fiscal years ended December 31, 2021, and 2020. No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)

Alan Collier, CEO, Interim	2021	$300,000	$-	$-	$-	$300,000
CFO, Secretary and Director (*)	2020	$300,000	$-	$-	$-	$305,000

(*) Salary information as reflected above represents compensation earned but not paid based on terms of consulting agreements. The Company’s Chief Executive was paid $243,650 as compensation and receive $13,405 of expenses reimbursement and $6,529 of accounts payable during the year ended December 31, 2021.

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

Compensation Agreements

All of the new officers pursuant to the terms of the Share Exchange Agreement dated March 14, 2012, have agreed to accrue and defer payment of their compensation until the Company has generated sufficient financing proceeds or revenue to pay such compensation. Initially, Messrs. Collier and Mann each received compensation of $10,000 per month which has increased to $25,000 and $22,500 per month, respectively. No compensation was provided for Michael Mann (former President of the Company) during the year ended December 31, 2021, and 2020. Mr. Mann has been acting as an advisor since he retired on February 28, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of April 13, 2022, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of April 13, 2022. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of April 11, 2022, is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise specified, the address of each of the persons set forth below is care of the company at the address of 6320 Canoga Avenue, 15th Floor Woodland Hills, CA 91367.

Name of Beneficial Owner	Amount of Beneficial Ownership (1)	Percent of Ownership (2)

Alan Collier	25,031,219	16.74%
Tucker Andersen	9,284,568	6.21%
Michael Mann	13,525,437	9.05%
All officers and directors as a group (1 person)	25,031,219	16.74%

(1)	This includes common shares controlled by Mr. Collier, acting Chief Executive Officer and interim Chief Financial Officer.
(2)	Based on shares of common stock outstanding as of April 12, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On February 10, 2015, the Company issued a promissory note to Michael Mann (former President) for a principal amount of $50,000. The Note carries an interest rate of 12% per annum and a maturity date of June 4, 2015, with interest due monthly. On September 29, 2019, the maturity date of the promissory note was extended to December 31, 2019. As of December 31, 2021, and 2020, the Company has a remaining principal balance of $26,100 and $43,000, respectively. During the year ended December 31, 2021, the Company has repaid $16,900 in cash.

On December 21, 2017, the Company issued a promissory note to Michael Mann (former President) for a principal amount of $100,000. The Note carries an interest rate of 10% per annum and a maturity date of March 22, 2018, with interest due monthly. On September 29, 2019, the maturity date of the promissory note was extended to December 31, 2019. As of December 31, 2021, and 2020, the Company has a remaining principal balance of $100,000.

The outstanding notes to Mr. Mann equal $126,100 at December 31, 2021. In the opinion of management, these notes were on terms no less favorable to the lender than the Company might have obtained from an unaffiliated party.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended December 31, 2021, and 2020, we were billed approximately $98,520 and $98,500, respectively, for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2021, and 2020.

Tax Fees

For the Company’s fiscal years ended December 31, 2021, and 2020, we were billed approximately $8,400 and $9,245 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

For the Company’s fiscal years ended December 31, 2021, and 2020, we were billed approximately $0 and $11,000, respectively, for professional services rendered in connection with our registration statement.

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2021, and 2020.

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

(2) Financial Statement Schedule: None.

(3) Exhibits

EXHIBIT NUMBER	DESCRIPTION
2.1	Share Exchange Agreement. Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2012. Incorporated by reference from exhibit 2.1 to our annual financial statements on Form 10-K filed with the SEC on May 4, 2020.
3.1	Articles of Incorporation. Incorporated by reference to the registration statement filed with the Securities and Exchange Commission on September 22, 2011.
3.2	By-Laws. Incorporated by reference to the registration statement filed with the Securities and Exchange Commission on September 22, 2011.
3.3	Agreement and Plan of Merger (Delaware reincorporation). Incorporated by reference to the registration statement filed with the Securities and Exchange Commission on September 22, 2011.
3.4	Certificate of Designation (Super AA Voting Preferred). Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2012
3.5	Articles of Amendment -Name Change. Incorporated by reference to Exhibit 3.1 to Form 8-K filed with the Securities and Exchange Commission on January 24, 2014.
3.6	Articles of Amendment – Increase Authorized Shares. Incorporated by reference to Exhibit 3.1 to Form 8-K filed with the Securities and Exchange Commission on January 24, 2014.
3.7	Articles of Amendment – Reverse Stock Split. Incorporated by reference to Exhibit 3.7 to Form S-1 amendment filed with the Securities and Exchange Commission on October 6, 2016.
3.8	Certificate of Designation Series B Preferred Stock. Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission February 10, 2017.
3.9	Certificate of Designation Series C Preferred Stock. Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the Securities and Exchange Commission December 26, 2017.
3.10	Articles of Amendment Authorizing additional Shares. Incorporated by reference to Exhibit 3.1 to Form 8-K filed with the Securities and Exchange Commission on September 18, 2018.
4.1	Specimen Common Stock Certificate. Incorporated by reference to like numbered Exhibit to Registration on Form S-1 amendment filed on June 10, 2016.
10.1	Investment Agreement by and between the Company and Azure Capital, dated as of December 31, 2018. Incorporated by reference to like numbered exhibit to Current Report on Form 8-k filed with the Securities Exchange Commission on January 3, 2018.
10.2	Registration Rights Agreement by and between the Company and Azure Capital, dated as of December 31, 2018. Incorporated by reference to like numbered exhibit to Current Report on Form 8-k filed with the Securities Exchange Commission on January 3, 2018.
10.3	Acquisition Agreement between the Company and We Heal Animals, Inc. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 19, 2013
10.4	Settlement and Mutual Release, effective November 22, 2018, between the Company and Rio Grande Neurosciences, LLC. Incorporation by reference to Exhibit 10.1 to current report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2017.
10.5	Exchange Agreement dated as of November 30, 2018, between the Company and Eagle Equities, LLC. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities Exchange Commission on December 7, 2018.
10.6	Secured $1,500,000 Convertible Promissory Note, dated as of November 30, 2018, issued by the Company and Eagle Equities, LLC. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities Exchange Commission on December 7, 2018.
31.1	Certification of Chief Executive and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase
In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this annual report or purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of April 2022.

ENDONOVO THERAPEUTICS, INC.

By:	/s/ Alan Collier
Alan Collier
Chief Executive Officer (Duly Authorized, Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan Collier	Chief Executive Officer, Interim Chief Financial Officer, Secretary and Director	April 13, 2022
Alan Collier	(Principal Executive, Financial and Accounting Officer)

