Form 10-Q
period 2022-06-30
ENDONOVO THERAPEUTICS, INC.
filed 2022-08-22
CIK 1528172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022.

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

Yes ☐ No ☒

As of August 19, 2022, there were 152,477,537 shares of common stock, $0.0001 par value issued and outstanding.

ENDONOVO THERAPEUTICS, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

June 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Endonovo Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash	$-	$85,936
Accounts receivable, net of allowance for doubtful accounts of $0	945	944
Prepaid expenses and other current assets	5,000	7,975
Total current assets	5,945	94,855

Patents, net	1,588,900	1,912,356
Total assets	$1,594,845	$2,007,211

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$786,032	$658,463
Accrued interest	3,032,796	2,528,459
Deferred compensation	4,210,261	3,891,361
Notes payable, net of discounts of $49,830 and $75,800 as of June 30, 2022, and December 31, 2021	7,237,204	7,055,030
Notes payable – former related party	119,600	126,100
Derivative liability	5,289,261	3,442,297

Total current liabilities	20,675,154	17,701,710

Acquisition payable	79,825	79,825
Total liabilities	20,754,979	17,781,535
COMMITMENTS AND CONTINGENCIES, note 9

Shareholders’ deficit
Super AA super voting preferred stock, $0.001 par value; 1,000,000 authorized and 25,000 issued and outstanding at June 30, 2022, and December 31, 2021	25	25
Series B convertible preferred stock, $0.0001 par value; 50,000 shares authorized, 600 shares issued and outstanding at June 30, 2022, and December 31, 2021	1	1

Series C convertible preferred stock, $0.0001 par value; 8,000 shares authorized, 738 shares issued and outstanding at June 30, 2022, and December 31, 2021	-	-

Series D convertible preferred stock, $0.0001 par value; 20,000 shares authorized, 305 issued and outstanding at June 30, 2022, and December 31, 2021	-	-

Common stock, $0.0001 par value; 2,500,000,000 shares authorized; 150,427,538 and 74,498,761 shares issued and outstanding as of June 30, 2022, and December 31, 2021	15,042	7,449
Additional paid-in capital	42,209,124	40,663,187
Stock subscriptions	(1,570)	(1,570)
Accumulated deficit	(61,382,756)	(56,443,416)
Total shareholders’ deficit	(19,160,134)	(15,774,324)
Total liabilities and shareholders’ deficit	$1,594,845	$2,007,211

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenue	$650	$30,284	$2,932	$64,999
Cost of revenue	383	500	1,097	3,021
Gross profit	267	29,784	1,835	61,978

Operating expenses	1,799,016	599,837	2,286,346	1,222,475
Loss from operations	(1,798,749)	(570,053)	(2,284,511)	(1,160,497)

Other income (expense)
Change in fair value of derivative liability	(316,606)	(720,439)	(1,846,964)	(2,420,449)
Gain on settlement of debt	104,760	114,021	43,813	70,996
Other expense	(178,000)	-	(178,000)	-
Interest expense, net	(337,536)	(120,198)	(673,678)	(467,600)
Other expense	(727,382)	(726,616)	(2,654,829)	(2,817,053)

Loss before income taxes	(2,526,131)	(1,296,669)	(4,939,340)	(3,977,550)

Provision for income taxes	-	-	-	-

Net Loss	$(2,526,131)	$(1,296,669)	$(4,939,340)	$(3,977,550)

Basic Loss per share	$(0.02)	$(0.02)	$(0.05)	$(0.08)
Diluted Loss per share	$(0.02)	$(0.02)	$(0.05)	$(0.08)
Weighted average common share outstanding:
Basic	134,360,871	58,487,227	106,696,127	50,084,150
Diluted	134,360,871	58,487,227	106,696,127	50,084,150

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months ended June 30,
	2022	2021
Operating activities:
Net Loss	$(4,939,340)	$(3,977,550)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	323,456	325,036
Stock compensation expense	-	40,961
Fair value of commitment shares issued with debt	-	33,470
Fair value of equity issued for services	1,281,900	-
Gain on extinguishment of debt	(43,813)	(70,996)
Amortization of note discount and original issue discount	59,138	72,751
Change in fair value of derivative liability	1,846,964	2,420,449
Changes in assets and liabilities:
Accounts receivable	-	(8,475)
Prepaid expenses and other current assets	2,975	11,100
Account payable & accrued liabilities	205,844	10,304
Accrued interest	614,540	361,379
Deferred compensation	318,900	355,689
Net cash used in operating activities	(329,436)	(425,882)

Financing activities:
Proceeds from the issuance of notes payable	250,000	325,000
Repayments on former related-party of notes payable	(6,500)	(22,000)
Repayments of convertible debt in cash	-	(8,000)
Proceeds from issuance of common stock and units	-	126,000
Net cash provided by financing activities	243,500	421,000

Net decrease in cash	(85,936)	(4,882)
Cash, beginning of year	85,936	13,420
Cash, end of period	$-	$8,538

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activities:
Conversion of notes payable and accrued interest to common stock	$204,000	$501,629
Conversion of Preferred C Stock to common stock	$-	$33,333
Debt discount from commitment shares issued with notes	$33,167	$-

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc.

Condensed Consolidated Statement of Shareholders’ Deficit

(Unaudited)

For three and six months ended June 30, 2022

	Series AA Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-in	Subscription	Retained	Total Shareholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Earnings	Deficit

Balance December 31, 2021	25,000	$25	600	$1	738	$-	305	$-	74,498,761	$7,449	$40,663,187	$(1,570)	$(56,443,416)	$(15,774,324)

Shares issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	3,700,000	370	88,430	-	-	88,800
Common stock issued for settlement of debt									2,428,777	243	45,904			46,147
Issuance of commitment shares in connection with promissory note	-	-	-	-	-	-	-	-	700,000	70	15,680	-	-	15,750
Net loss for the quarter ended March 31, 2022	-	-	-	-	-	-	-	-	-	-		-	(2,413,209)	(2,413,409)
Balance March 31, 2022	25,000	$25	600	$1	738	$-	305	$-	81,327,538	$8,132	$40,813,201	$(1,570)	$(58,856,625)	$(18,036,836)
Shares issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	6,500,000	650	114,550	-	-	115,200
Issuance of commitment shares in connection with promissory note	-	-	-	-	-	-	-	-	350,000	35	5,698	-	-	5,733
Common Shares issued for services	-	-	-	-	-	-	-	-	62,250,000	6,225	1,275,675	-	-	1,281,900
Net loss for the quarter ended June 30, 2022	-	-	-	-	-	-	-	-	-	-	-	-	(2,526,131)	(2,526,131)
Balance June 30, 2022	25,000	$25	600	$1	738	$-	305	$-	150,427,538	$15,042	$42,209,124	$(1,570)	$61,382,756	$(19,160,134)

For three and six months ended June 30, 2021

	Series AA Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-in	Subscription	Retained	Total Shareholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Earnings	Deficit

Balance December 31, 2020	25,000	$25	600	$1	763	$-	305	$-	24,536,689	$2,453	$38,963,827	$(1,570)	$(53,338,522)	$(14,373,786)

Shares issued as commitment to note holders	-	-	-	-	-	-	-	-	2,300,334	230	101,652	-	-	101,882
Common stock issued for cash									7,000,000	700	125,300			126,000
Shares issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	17,686,548	1,769	831,429	-	-	833,198
Valuation of stock options issued for services	-	-	-	-	-	-	-	-	-	-	20,471	-	-	20,471
Net loss for the quarter ended March 31, 2021	-	-	-	-	-	-	-	-	-	-		-	(2,680,881)	(2,680,881)
Balance March 31, 2021	25,000	$25	600	$1	763	$-	305	$-	51,523,571	$5,152	$40,042,679	$(1,570)	$(56,019,403)	$(15,973,116)

Shares issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	3,804,103	381	116,165	-	-	116,546
Shares issued for conversion of Preferred Series C to Common share	-	-	-	-	(25)	-	-	-	1,111,111	111	(111)	-	-	-
Common Shares issued for debt settlement	-	-	-	-	-	-	-	-	1,515,152	152	57,576	-	-	57,728
Shares issued as commitment to note holders	-	-	-	-	-	-	-	-	200,000	20	6,280	-	-	6,300
Shares issued as settlement of debt with former related party	-	-	-	-	-	-	-	-	2,505,834	251	84,446	-	-	84,697
Valuation of stock options issued for services	-	-	-	-	-	-	-	-	-	-	20,491	-	-	20,491
Net loss for the quarter ended June 30, 2021	-	-	-	-	-	-	-	-	-	-	-	-	(1,296,669)	(1,296,669)
Balance June 30, 2021	25,000	$25	600	$1	738	$-	305	$-	60,659,771	$6,067	$40,327,526	$(1,570)	$57,316,072	$(16,984,023)

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated financial statements as of June 30, 2022, and 2021, are unaudited; however, in the opinion of management such interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in the Company’s most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2022. The results of operations for the period presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

Liquidity and Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain adequate capital to fund operating losses until it becomes profitable.

As of June 30, 2022, the Company had cash of $0 and a working capital deficiency of approximately $20.7 million. During the six months ended June 30, 2022, the Company used approximately $0.3 million of cash in its operation. The Company has incurred recurring losses resulting in an accumulated deficit of approximately $61.4 million as of June 30, 2022. These conditions raise substantial doubt as to its ability to continue as going concern within one year from issuance date of these financial statements.

Endonovo Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

During the six months ended June 30, 2022, the Company has raised approximately $0.3 million in debt financing through the issuance of promissory notes with fixed-rate conversion feature. The Company continues to raise additional capital through debt financing to fund its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern.

No adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty. To reduce the risk of not being able to continue as a going concern, management is commercializing its FDA cleared and CE marked products and has commenced implementing its business plan to materialize revenues from potential future license agreements, and or diversifying its business activities with the potential acquisition of specialty construction company. The Company will continue to raise additional capital through the issuance of fixed-rate conversion feature promissory notes.

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

Earnings (Loss) Per Share

The Company utilizes Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, “Earnings per Share.” Basic earnings (loss) per share is computed based on the earnings (loss) attributable to common shareholders divided by the weighted average number of shares outstanding for the period excluding any dilutive effects of options, warrants, unvested share awards and convertible securities. Diluted earnings (loss) per common share is calculated similar to basic earnings (loss) per share except that the denominator is increased to include additional common share equivalents available upon exercise of stock option, warrants, common shares issuable under convertible debt and restricted stock using the treasury stock method. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method, excluding any common share equivalents if their effect would be anti-dilutive. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. Securities that are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been antidilutive for the three months ended June 30, 2022, include stock options, warrants, and notes payable.

The Company has 513,730 options and 2,000 warrants to purchase common stock outstanding at June 30, 2022. The Company has 3,013,730 options and 28,309 warrants to purchase common stock outstanding at June 30, 2021

Accounts Receivable

The Company uses the specific identification method for recording the provision for doubtful accounts, which was $0 as of June 30, 2022, and December 31, 2021. Account receivables are written off when all collection attempts have failed.

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

Endonovo Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Sources of Revenue

The Company has identified the following revenues by revenue source:

1.	Medical care providers

For the three and six months ended June 30, 2022, and 2021, the sources of revenue were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Direct sales- medical care providers, gross	$650	$30,284	$2,932	$64,999
Total sources of revenue	$650	$30,284	$2,932	$64,999

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

Endonovo Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Note 4 – Patents.

In December 2017, we acquired from Rio Grande Neurosciences, Inc. (RGN) a patent portfolio for $4,500,000. The earliest patents expire in 2024. The following is a summary of patents less accumulated amortization at June 30, 2022, and December 31, 2021:

	June 30, 2022	December 31, 2021

Patents	$4,500,000	$4,500,000

Less accumulated amortization	2,911,100	2,587,644

Patents, net	$1,588,900	$1,912,356

Amortization expense associated with patents was $323,456 for the six months ended June 30, 2022, and 2021.

The estimated future amortization expense related to patents as of June 30, 2022, is as follows:

Twelve Months Ending June 30,	Amount

2023	$646,910
2024	646,910
2025	295,080

Total	$1,588,900

Note 5- Notes Payable

Activity for the six months ended June 30, 2022

Fixed rates Notes

During the six months ended June 30, 2022, the Company issued three (3) fixed rate promissory notes totaling $250,000 for funding of $250,000 with original terms of nine months and interest rates of 15%. The holder of the promissory note can convert the outstanding unpaid principal and accrued interest at a fixed conversion rate, subject to standard anti-dilution features, six-month after issuance date.

As of June 30, 2022, the Company has sixteen (16) fixed-rate promissory notes with an outstanding balance of $1,891,204, of which $1,116,204 are past maturity.

In October 2013, July 2014, October 2014 and August 2015, the Company initiated a series of private placements for up to $500,000, each, of financing by the issuance of notes payable at a minimum of $25,000, one unit. The notes bear interest at 10% per annum and were due and payable with accrued interest one year from issuance. During the six months ended June 30, 2022, the Company did not issue notes in connection with these private placements and did not repay any of these notes. As of June 30, 2022, and December 31, 2021, notes payable outstanding under these private placements are $624,903, all of which are past maturity.

During the six months ended June 30, 2022, the Company converted $110,204 in accrued interest and $93,796 in principal balance into 10,200,000 shares of common stock.

As of June 30, 2022, the Company has a total of sixteen (16) fixed-rate notes, of which twelve (12) for total principal amount of $1,250,000 includes a make good shares provision. Such provision will require the Company to issue additional shares to ensure that the investor can realize a profit of 15% reselling the conversion shares. The Company accrued $178,000 related to the make-good provision as the amount is probable and can be reasonably estimated pursuant to ASC 450 Contingencies. Such amount was presented as other expense in the condensed consolidated statement of operations.

Certain fixed-rate notes include a prepayment provision, which entitles the holder to a 15% premium upon cash redemption by the Company. The prepayment penalty approximates $121,000 as of June 30, 2022, but the Company determined that such liability is not probable as of June 30, 2022, pursuant to ASC 450 Contingencies.

Variable-rate notes

The gross amount of all convertible notes with variable conversion rates outstanding as of June 30, 2022, is $4,770,926, of which $4,770,926 are past maturity. There has been no conversion of notes into the Company’s common stock during the three and six months ended June 30, 2022.

Activity for the six months ended June 30, 2021

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

Endonovo Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Fixed Rate note (former related party)

Notes payable to a former related party in the aggregate amount of $119,600 were outstanding at June 30, 2022, which are past maturity date. The notes bear interest between 10% and 12% per annum. During the six months ended June 30, 2022, the Company paid $6,500 in principal amount to this former related party. Refer to Note 7- Related Party Transactions.

As of June 30, 2022, and December 31, 2021, the notes payable activity was as follows:

	June 30, 2022	December 31, 2021

Notes payable at beginning of period	$7,256,930	$6,835,196
Notes payable issued	250,000	950,000
Repayments of notes payable in cash	(6,500)	(16,900)
Settlements on note payable	-	(117,770)
Less amounts converted to stock	(93,796)	(393,596)
Notes payable at end of period	7,406,634	7,256,930
Less debt discount	(49,830)	(75,800)
	$7,356,804	$7,181,730

Notes payable issued to a former related party	$119,600	$126,100
Notes payable issued to non-related parties	$7,237,204	$7,055,030

The maturity dates on the notes-payable are as follows:

	Notes to
12 months ending,	Former Related party	Non-related parties	Total

Past due	$119,600	$6,512,034	$6,631,634
June 30, 2022	-	775,000	775,000
	$119,600	$7,287,034	$7,406,634

Endonovo Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Note 6 - Shareholders’ Deficit

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock which have been designated as follows:

	Number of Shares Authorized	Number of Shares Outstanding at June 30, 2022	Par Value	Liquidation Value
Series AA	1,000,000	25,000	$0.0010	$-
Preferred Series B	50,000	600	$0.0001	$100
Preferred Series C	8,000	738	$0.0001	$1,000
Preferred Series D	20,000	305	$0.0001	$1,000
Undesignated	3,922,000	-	-	-

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

Each holder of outstanding shares of Series AA Super Voting Preferred Stock shall be entitled to one hundred thousand (100,000) votes for each share of Series AA Super Voting Preferred Stock held on the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company. The Series AA Super Voting Preferred Stockholders will receive no dividends nor any value on liquidation. There was no activity during the six months ended June 30, 2022. As of June 30, 2022, there were 25,000 shares of Series AA Preferred stock outstanding.

Series B Convertible Preferred Stock

On February 7, 2017, the Company filed a certificate of designation for 50,000 shares of Series B Convertible Preferred Stock designated as Series B (“Series B”) which are authorized and convertible, at the option of the holder, commencing six months from the date of issuance into common shares and warrants. For each share of Series B, the holder, on conversion, shall receive the stated value divided by 75% of the market price on the date of purchase of Series B and a three-year warrant exercisable into up to a like amount of common shares with an exercise price of 150% of the market price as defined in the Certificate of Designation. Dividends shall be paid only if dividends on the Company’s issued and outstanding Common Stock are paid, and the amount paid to the Series B holder will be as though the conversion shares had been issued. The Series B holders have no voting rights. Upon liquidation, the holder of Series B, shall be entitled to receive an amount equal to the stated value, $100 per share, plus any accrued and unpaid dividends thereon before any distribution is made to Series C Secured Redeemable Preferred Stock or common stockholders. There was no activity during the six months ended June 30, 2022. As of June 30, 2022, 600 shares of Series B are outstanding.

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

There was no activity during the six months ended June 30, 2022. As of June 30, 2022, there are 738 shares of Series C outstanding

Endonovo Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Series D Convertible Preferred Stock

On November 11, 2019, the Company filed a certificate of designation for 20,000 shares of Series D Convertible Preferred Stock designated as Series D (“Series D”), which are authorized and convertible, at the option of the holder, at any time from the date of issuance, into shares of common shares. On or prior to August 1, 2020, for each share of Series D, the holder, on conversion, shall receive a number of common shares equal to 0.01% of the Company’s issued and outstanding shares on conversion date and for conversion on or after August 2, 2020, the holder shall receive conversion shares as though the conversion date was August 1, 2020, with no further adjustments for issuances by the Company of common stock after August 1, 2020, except for stock split or reverse stock splits of the common stock. Management classified the Series D in permanent equity as of June 30, 2022.

The Series D holders have no voting rights. Upon liquidation, the holder of Series D, shall be entitled to receive an amount equal to the stated value, $1,000 per share, plus any accrued and unpaid dividends thereon before any distribution is made to common stockholders. The Company did not issue any shares of Series D in the six months ended June 30, 2022. As of June 30, 2022, there are 305 shares of Series D outstanding.

Common Stock

Activity during the six months ended June 30, 2022

During the six months ended June 30, 2022, the Company issued 10,200,000 shares of common stock for the conversion of $93,796 of principal notes and accrued interest in the amount of $110,204.

During the six months ended June 30, 2022, the Company issued 2,428,777 shares of common stock pursuant to a make-whole provision from an April 2021 debt settlement with one investor.

During the six months ended June 30, 2022, the Company issued 1,050,000 shares of common stock as commitment shares in connection with securities purchase agreements.

During the six months ended June 30, 2022, the Company issued 62,250,000 shares of common stock for services for total fair value of $1,281,900.

Activity during the six months ended June 30, 2021

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

Endonovo Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Stock Options

The balance of all stock options outstanding as of June 30, 2022, is as follows:

		Weighted Average	Weighted Average Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Options	Per Share	Term (years)	Value
Outstanding at January 1, 2022	513,730	$1.43	0.76	-
Granted	-	$-	-	-
Cancelled	-	$-	-	-
Exercised	-	$-	-	-
Outstanding at June 30, 2022	513,730	$1.43	0.26	$-

Exercisable at June 30, 2022	513,730	$1.43	0.26	$-

Share-based compensation expense for the six months ended June 30, 2022, and 2021, totaled $0 and $40,961, respectively.

Warrants

The balance of all warrants outstanding as of June 30, 2022, is as follows:

	Outstanding Warrants
		Weighted Average	Weighted Average Remaining
		Exercise Price	Contractual
	Shares	Per Share	Term (years)
Outstanding at January 1, 2022	22,200	$59.25	0.32
Granted	-	$-	-
Cancelled	(20,200)	$60.17	-
Exercised	-	$-
Outstanding at June 30, 2022	2,000	$50.00	0.72

Exercisable at June 30, 2022	2,000	$50.00	0.72

Endonovo Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Note 7 – Related Party and former related parties Transactions.

One executive officer of the Company has agreed to defer a portion of his compensation until cash flow improves. As of June 30, 2022, the balance of the deferred compensation was $454,818, which reflects $150,000 accrual of deferred compensation and $89,000 cash repayment of deferred compensation during the six months ended June 30, 2022.

One former executive of the Company has agreed to defer a portion of his compensation until cash flow improves. As of June 30, 2022, the balance of his deferred compensation was $632,257. No activity occurred during the six months ended June 30, 2022

From time-to-time officer of the Company advance monies to the Company to cover costs. The balance of short-term advances due to one officer of the Company at June 30, 2022, was $925 and is included in the Company’s accounts payable balance as of June 30, 2022. During the six months ended June 30, 2022, the Company’s executive officer advanced an aggregate amount of $5,662 for corporate expenses, of which $4,862 was repaid back as of June 30, 2022.

As of June 30, 2022, notes payable remained outstanding to the former President of the Company, in the amount of $119,600. As of June 30, 2022, accrued interests on these notes payable totaled approximately $74,180, and are included in accrued expenses on the condensed consolidated balance sheet.

Note 8 – Fair Value Measurements

The Company has issued Variable Debentures which contained variable conversion rates based on unknown future prices of the Company’s common stock. This results in a conversion feature. The Company measures the conversion feature using the Black Scholes option pricing model using the following assumptions:

Six months ended June 30,
	2022	2021

Expected term	1 months	1 – 4 months
Exercise price	$0.004-$0.015	$0.012-$0.028
Expected volatility	153%-169%	182%-206%
Expected dividends	None	None
Risk-free interest rate	1.63% to 2.80%	0.07% to 0.13%
Forfeitures	None	None

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

Endonovo Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

The following table presents changes in the liabilities with significant unobservable inputs (level 3) for the six months ended June 30, 2022:

Derivative
Liability
Balance December 31, 2021	$3,442,297

Extinguishment	-
Change in estimated fair value	1,846,964

Balance June 30, 2022	$5,289,261

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

The following table presents balances in the liabilities with significant unobservable inputs (Level 3) as of June 30, 2022:

	Fair Value Measurements Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

As of June 30, 2022
Derivative liability	$-	$-	$5,289,261	$5,289,261
Total	$-	$-	$5,289,261	$5,289,261

Note 9 – Commitments and Contingencies

Legal Matters

We were defendants in a case entitled Auctus Fund, LLC v. Endonovo Therapeutics, Inc. et.al 20-cv-11286-PBS filed in the Federal District Court in Massachusetts in July 2020. The complaint sought damages related to a variable rate convertible note dated in August 2019 in the original amount of $275,250 and alleged various counts of State and Federal securities laws violations, breach of contract, fraud, consumer fraud and other claimed theories of damages while claiming damages in excess of $500,000, other unspecified damages and attorney fees. Auctus filed an amended complaint that was responded to by way of a motion to dismiss. On February 28, 2022, the Court granted our motion to dismiss, refused to extend supplemental jurisdiction over the State law claims and held that as a result of the dismissal, the Company’s counterclaims were moot. Due to the nature of our business, we may become active in litigation relating to the defense, or assertion of our patent rights or other corporate matters. On July 11, 2022, pursuant to a settlement agreement between the parties the claims and counterclaims in the litigation have been dismissed without prejudice and the note is no longer outstanding (See note 11).

Endonovo Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

The Company is subject to certain legal proceedings, which it considers routine to its business activities. As of June 30, 2022, the Company believes, after consultation with legal counsel, that the ultimate outcome of such legal proceedings, whether individually or in the aggregate, is not likely to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Note 10 – Concentrations.

Sales

During the six months ended June 30, 2022, we had two significant customers, which accounted for approximately 72% of sales.

Supplier

We also have a single source for our bioelectric medical devices, which account for 100% of our sales. The interruption of products provided by this supplier would adversely affect our business and financial condition unless an alternative source of products could be found.

Accounts Receivable

At June 30, 2022, we had two customers which accounted for approximately 100% of our account receivable balances.

Note 11 – Subsequent Events

Management has evaluated events that have occurred subsequent to the date of these consolidated condensed financial statements and has determined that, other than those listed below, no such reportable subsequent events exist through the date the financial statements were issued in accordance with FASB ASC Topic 855, “Subsequent Events.”

Subsequent to June 30, 2022, the Company entered into convertible fixed-rate promissory notes for a total amount of $150,000 in principal and gross proceeds.

Subsequent to June 30, 2022, the Company issued 2,050,000 commitment shares pursuant to executed securities purchase agreements with investors.

Subsequent to June 30, 2022, pursuant to a settlement agreement between the parties the claims and counterclaims in the litigation have been dismissed without prejudice and the note is no longer outstanding with Auctus Fund LLC.

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

Critical Accounting Policies

A summary of our significant accounting policies is included in Note 1 of the “Notes to the Consolidated Financial Statements,” contained in our Form 10-K for the year ended December 31, 2021. Management believes that the consistent application of these policies enables us to provide users of the financial statements with useful and reliable information about our operating results and financial condition. The summary condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require us to make estimates and assumptions. We did not experience any significant changes during the six months ended June 30, 2022, in any of our Critical Accounting Policies from those contained in our Form 10-K for the year ended December 31, 2021.

New Accounting Pronouncements

See Note 1 of Notes to Condensed Consolidated Financial Statements for further discussion of new accounting standards that have been adopted or are being evaluated for future adoption.

Results of Operations

Six Months ended June 31, 2022, and 2021:

	Six Months Ended June 30,		Favorable
	2022	2021	(Unfavorable)%

Revenue	$2,932	$64,999	$(62,067)	-95.5%
Cost of revenue	1,097	3,021	1,924	63.7%
Gross profit	1,835	61,978	(60,143)	-97.0%

Operating expenses	2,286,346	1,222,475	(1,063,871)	-87.0%

Loss from operations	(2,284,511)	(1,160,497)	(1,124,014)	-96.9%

Other expense	(2,654,829)	(2,817,053)	162,224	5.8%

Net loss	$(4,939,340)	$(3,977,550)	$(961,790)	-24.2%

Revenue

Revenue of the Company’s SofPulse® product during the six months ended June 30, 2022, was $2,932, a decrease of $62,067, or approximately 96%, compared to $64,999 for the six months ended June 30, 2021.

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

Cost of Revenue

Cost of revenue during the six months ended June 30, 2022, was $1,097, a decrease of $1,924 or 63.7% compared to $3,021 for the six months ended June 30, 2021. Cost of revenue is recognized on those sales recorded as gross for which we are the principal in the transaction as opposed to net sales which reflect no cost of revenue. It is anticipated that cost of revenue will increase in future quarters as the roll out of the SofPulse® product continues.

Operating Expenses

Operating expenses increased by $1,063,871 or 87%, to $2,286,346 for the six months ended June 30, 2022, compared to $1,222,475 for the six months ended June 30, 2021. This change was due primarily to an increase in non-cash stock-based compensation related to the issuance of 62,250,000 of common shares for services for approximately $1.2 million.

Other Expense

Other expense for the six months ended June 30, 2022, was $2,654,829 compared to an expense of $2,817,053 for the six months ended June 30, 2021. This change was due primarily to a decrease in valuation of our derivative liabilities of approximately $0.6 million offset by an increase of approximately $0.2 million in interest expense and an increase of $0.2 million related to the accrual of the make good provision. We anticipate continued large fluctuations in other income/expense as a result of quarterly re-evaluation of derivative liabilities.

Three Months ended June 31, 2022, and 2021:

	Three Months Ended June 30,		Favorable
	2022	2021	(Unfavorable)%

Revenue	$650	$30,284	$(29,634)	(97.9)%
Cost of revenue	383	500	117	23.4%
Gross profit	267	29,784	(29,517)	(99.1)%

Operating expenses	1,799,016	599,837	(1,199,179)	(199.9)%

Loss from operations	(1,798,749)	(570,053)	(1,228,696)	(215.5)%

Other expense	(727,382)	(726,616)	(766)	(0.1)%

Net loss	$(2,526,131)	$(1,296,669)	$(1.229,462)	(94.8)%

Revenue

Revenue of the Company’s SofPulse® product during the three months ended June 30, 2022, was $650, a decrease of $29,634, or 97.9%, compared to $30,284 for the three months ended June 30, 2021. Revenues for our SofPulse® product is typically recognized at the time the product is shipped, at which time the title passes to the customer, and there are no further performance obligations. Revenue has been negatively impacted by the COVID-19 contagious disease outbreak in March 2020. We anticipate that revenue will continue to increase in future periods as the roll out of the SofPulse® product continues.

Cost of Revenue

Cost of revenue during the three months ended June 30, 2022, was $383, a decrease of $117 or 23.4% compared to $500 for the three months ended June 30, 2021. Cost of revenue is recognized on those sales recorded as gross for which we are the principal in the transaction as opposed to net sales which reflect no cost of revenue. It is anticipated that cost of revenue will increase in future quarters as the roll out of the SofPulse® product continues.

Operating Expenses

Operating expenses increased by $1,199,179 or 199.9%, to $1,799,016 for the three months ended June 30, 2022, compared to $599,837 for the three months ended June 30, 2021. This change was due primarily to an increase in non-cash stock-based compensation related to the issuance of 62,250,000 of common shares for services for approximately $1.2 million.

Other Expense

Other expense for the three months ended June 30, 2022, was $727,382 compared to $726,616 for the three months ended June 30, 2021. This change was due primarily to a decrease in the valuation of our derivative liabilities of approximately $404,000 offset by an increase in interest expense of approximately $217,000, and an increase of $178,000 in make good provision related to out fixed-rate notes. We anticipate continued large fluctuations in other expense as a result of quarterly re-evaluation of derivative liabilities.

Liquidity and Capital Resources

	As of
	June 30, 2022	December 31, 2021	Favorable (Unfavorable)
Working Capital

Current assets	$5,945	$94,855	$(88,910)
Current liabilities	20,675,154	17,701,710	(2,973,444)
Working capital deficit	$(20,669,209)	$(17,606,855)	$(3,062,354)

Long-term debt	$79,825	$79,825	$-

Stockholders’ deficit	$(19,160,134)	$(15,774,324)	$(3,385,810)

	Six Months Ended June 30,		Favorable
	2022	2021	(Unfavorable)
Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(329,436)	$(425,882)	$96,446
Financing activities	$243,500	$421,000	$(177,500)

	As of		Favorable
	June 30, 2022	December 31, 2021	(Unfavorable)
Balance Sheet Select Information

Cash	$-	$85,936	$(85,936)

Accounts payable and accrued expenses	$8,029,089	$7,078,283	$(950,806)

Since January 1, 2022, and through June 30, 2022, the Company has raised approximately $0.3 million in debt transactions. These funds have been used to fund on-going corporate operations. Our accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these condensed consolidated financial statements. Our cash on hand at June 30, 2022 was $0. The Company has incurred substantial losses since inception. Its current liabilities exceed its current assets and available cash is not sufficient to fund expected future operations. The Company is contemplating raising additional capital through debt and equity in order to continue the funding of its operations and to acquire a profitable business. However, there is no assurance that the Company can raise sufficient funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that as of June 30, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended June 30, 2022. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We were defendants in a case entitled Auctus Fund, LLC v. Endonovo Therapeutics, Inc. et.al 20-cv-11286-PBS filed in the Federal District Court in Massachusetts in July 2020. The complaint sought damages related to a variable rate convertible note dated in August 2019 in the original amount of $275,250 and alleged various counts of State and Federal securities laws violations, breach of contract, fraud, consumer fraud and other claimed theories of damages while claiming damages in excess of $500,000, other unspecified damages and attorney fees. Auctus filed an amended complaint that was responded to by way of a motion to dismiss. On February 28, 2022, the Court granted our motion to dismiss, refused to extend supplemental jurisdiction over the State law claims and held that as a result of the dismissal, the Company’s counterclaims were moot. Due to the nature of our business, we may become active in litigation relating to the defense, or assertion of our patent rights or other corporate matters. Subsequent to June 30, 2022, pursuant to a settlement agreement between the parties the claims and counterclaims in the litigation have been dismissed without prejudice and the Note is no longer outstanding.

The Company is subject to certain legal proceedings, which it considers routine to its business activities. As of June 30, 2022, the Company believes, after consultation with legal counsel, that the ultimate outcome of such legal proceedings, whether individually or in the aggregate, is not likely to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Item 1A. Risk Factors.

We are a Smaller Reporting Company (as defined in Rule 12b-2 of the Exchange Act) and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Number of
Common Shares	Source of
Issued	Payment	Amount

10,200,000	Conversion of notes	$204,000
2,428,777	Settlement of debt	46,147
1,050,000	Commitment shares	21,483
62,250,000	Shares for services	1,281,900

The above issuances of securities during the six months ended June 30, 2022, were exempt from registration pursuant to Section 4(2), and/or Regulation D promulgated under the Securities Act. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Item 3. Defaults upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Exhibit Title

31.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly report for the period ended June 30, 2022, formatted in Extensible Business Reporting Language (XBRL).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 22, 2022	Endonovo Therapeutics, Inc.

	By:	/s/ Alan Collier
Alan Collier
Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer, and Principal Financial Officer)

