Form 10-Q
period 2022-09-30
ENDONOVO THERAPEUTICS, INC.
filed 2022-11-21
CIK 1528172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022.

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

Yes ☐ No ☒

As of November 18, 2022, there were 194,326,730 shares of common stock, $0.0001 par value issued and outstanding.

ENDONOVO THERAPEUTICS, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

September 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Endonovo Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash	$23,139	$85,936
Accounts receivable, net of allowance for doubtful accounts of $0	944	944
Prepaid expenses and other current assets	-	7,975
Total current assets	24,083	94,855

Patents, net	1,427,172	1,912,356
Total assets	$1,451,255	$2,007,211

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$865,753	$658,463
Accrued interest	3,279,906	2,528,459
Deferred compensation	4,355,923	3,891,361
Notes payable, net of discounts of $29,471 and $75,800 as of September 30, 2022, and December 31, 2021	7,123,433	7,055,030
Notes payable – former related party	116,600	126,100
Derivative liability	5,235,694	3,442,297

Total current liabilities	20,977,309	17,701,710

Acquisition payable	79,825	79,825
Total liabilities	21,057,134	17,781,535
COMMITMENTS AND CONTINGENCIES, note 9

Shareholders’ deficit
Super AA super voting preferred stock, $0.001 par value; 1,000,000 authorized and 25,000 issued and outstanding at September 30, 2022, and December 31, 2021	25	25
Series B convertible preferred stock, $0.0001 par value; 50,000 shares authorized, 600 shares issued and outstanding at September 30, 2022, and December 31, 2021	1	1

Series C convertible preferred stock, $0.0001 par value; 8,000 shares authorized, 738 shares issued and outstanding at September 30, 2022, and December 31, 2021	-	-

Series D convertible preferred stock, $0.0001 par value; 20,000 shares authorized, 305 issued and outstanding at September 30, 2022, and December 31, 2021	-	-

Common stock, $0.0001 par value; 2,500,000,000 shares authorized; 159,227,538 and 74,498,761 shares issued and outstanding as of September 30, 2022, and December 31, 2021	15,922	7,449
Additional paid-in capital	42,365,859	40,663,187
Stock subscriptions payable	(1,570)	(1,570)
Accumulated deficit	(61,986,116)	(56,443,416)
Total shareholders’ deficit	(19,605,879)	(15,774,324)
Total liabilities and shareholders’ deficit	$1,451,255	$2,007,211

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenue	$10,960	$7,790	$13,892	$72,789
Cost of revenue	4,027	3,103	5,124	6,124
Gross profit	6,933	4,687	8,768	66,665

Operating expenses	503,711	696,943	2,790,057	1,919,418
Loss from operations	(496,778)	(692,256)	(2,781,289)	(1,852,753)

Other income (expense)
Change in fair value of derivative liability	(56,213)	(542,346)	(1,903,177)	(2,962,795)
Gain (loss) on settlement of debt	319,081	(42,460)	362,894	28,536
Other expense	(30,879)	-	(208,879)	-
Interest expense, net	(338,571)	(246,612)	(1,012,249)	(714,212)
Other expense	(106,582)	(831,418)	(2,761,411)	(3,648,471)

Loss before income taxes	(603,360)	(1,523,674)	(5,542,700)	(5,501,224)

Provision for income taxes	-	-	-	-

Net Loss	$(603,360)	$(1,523,674)	$(5,542,700)	$(5,501,224)

Basic and Diluted Loss per share	$(0.00)	$(0.02)	$(0.05)	$(0.10)
Weighted average common share outstanding:
Basic and diluted	153,599,760	66,291,292	122,537,266	55,303,026

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months ended September 30,
	2022		2021
Operating activities:
Net Loss		$(5,542,700)	$(5,501,224)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense		485,184	486,764
Stock compensation expense		-	61,453
Fair value of commitment shares issued with debt		-	70,971
Fair value of equity issued for services		1,281,900	95,250
Loss (gain) on extinguishment of debt		(362,894)	(28,536)
Amortization of note discount and original issue discount		90,427	103,659
Amortization of discount on Series C Preferred stock liability		-	-
Non-cash interest expense		-	-
Change in fair value of derivative liability		1,903,177	2,962,795
Changes in assets and liabilities:
Accounts receivable		-	(6,150)
Prepaid expenses and other current assets		7,975	(17,900)
Account payable & accrued liabilities		297,250	52,109
Accrued interest		921,822	539,582
Deferred compensation		464,562	585,939
Net cash used in operating activities		(453,297)	(595,288)

Financing activities:
Proceeds from the issuance of notes payable		400,000	475,000
Repayments on former related party of notes payable		(9,500)	(10,400)
Repayments of convertible debt in cash		-	(3,000)
Proceeds from issuance of common stock and units		-	126,000
Net cash provided by financing activities		390,500	587,600

Net decrease in cash		(62,797)	(7,688)
Cash, beginning of year		85,936	13,420
Cash, end of period		$23,139	$5,732

Supplemental disclosure of cash flow information:
Cash paid for interest		$-	$-
Cash paid for income taxes		$-	$-

Non-Cash Investing and Financing Activities:
Conversion of notes payable and accrued interest to common stock		$339,000	$458,335
Issuance of common stock to settle debt	$		$127,522
Conversion of Preferred C Stock to common stock		$-	$33,333
Debt discount from commitment shares issued with notes		$44,098	$-

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc.

Condensed Consolidated Statement of Shareholders’ Deficit

(Unaudited)

For three and nine months ended September 30, 2022

	Series AA Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-in	Subscription	Retained	Total Shareholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Earnings	Deficit

Balance December 31, 2021	25,000	$25	600	$1	738	$-	305	$-	74,498,761	$7,449	$40,663,187	$(1,570)	$(56,443,416)	$(15,774,324)

Shares issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	3,700,000	370	88,430	-	-	88,800
Common stock issued for settlement of debt									2,428,777	243	45,904			46,147
Issuance of commitment shares in connection with promissory note	-	-	-	-	-	-	-	-	700,000	70	15,680	-	-	15,750
Net loss for the quarter ended March 31, 2022	-	-	-	-	-	-	-	-	-	-		-	(2,413,209)	(2,413,209)
Balance March 31, 2022	25,000	$25	600	$1	738	$-	305	$-	81,327,538	$8,132	$40,813,201	$(1,570)	$(58,856,625)	$(18,036,836)

Shares issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	6,500,000	650	114,550	-	-	115,200
Issuance of commitment shares in connection with promissory note	-	-	-	-	-	-	-	-	350,000	35	5,698	-	-	5,733
Common Shares issued for services	-	-	-	-	-	-	-	-	62,250,000	6,225	1,275,675	-	-	1,281,900
Net loss for the quarter ended June 30, 2022	-	-	-	-	-	-	-	-	-	-	-	-	(2,526,131)	(2,526,131)
Balance June 30, 2022	25,000	$25	600	$1	738	$-	305	$-	150,427,538	$15,042	$42,209,124	$(1,570)	$(61,382,756)	$(19,160,134)

Issuance of commitment shares in connection with promissory notes	-	-	-	-	-	-	-	-	2,050,000	205	22,410	-	-	22,615
Common shares issued for services	-	-	-	-	-	-	-	-	6,750,000	675	134,325	-	-	135,000
Net loss for the quarter ended September 30, 2022	-	-	-	-	-	-	-	-	-	-	-	-	(603,360)	(603,360)
Balance September 30, 2022	25,000	$25	600	$1	738	$-	305	$-	159,227,538	15,922	42,365,859	(1,570)	(61,986,116)	(19,605,879)

For three and nine months ended September 30, 2021

	Series AA Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-in	Subscription	Retained	Total Shareholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Earnings	Deficit

Balance December 31, 2020	25,000	$25	600	$1	763	$-	305	$-	24,536,689	$2,453	$38,963,827	$(1,570)	$(53,338,522)	$(14,373,786

Shares issued as commitment to note holders	-	-	-	-	-	-	-	-	2,300,334	230	101,652	-	-	101,882
Common stock issued for cash									7,000,000	700	125,300			126,000
Shares issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	17,686,548	1,769	831,429	-	-	833,198
Valuation of stock options issued for services	-	-	-	-	-	-	-	-	-	-	20,471	-	-	20,471
Net loss for the quarter ended March 31, 2021	-	-	-	-	-	-	-	-	-	-		-	(2,680,881)	(2,680,881
Balance March 31, 2021	25,000	$25	600	$1	763	$-	305	$-	51,523,571	$5,152	$40,042,679	$(1,570)	$(56,019,403)	$(15,973,116

Shares issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	3,804,103	381	116,165	-	-	116,546
Shares issued for conversion of Preferred Series C to Common share	-	-	-	-	(25)	-	-	-	1,111,111	111	(111)	-	-	-
Common Shares issued for debt settlement	-	-	-	-	-	-	-	-	1,515,152	152	57,576	-	-	57,728
Shares issued as commitment to note holders	-	-	-	-	-	-	-	-	200,000	20	6,280	-	-	6,300
Shares issued as settlement of debt with former related party	-	-	-	-	-	-	-	-	2,505,834	251	84,446	-	-	84,697
Valuation of stock options issued for services	-	-	-	-	-	-	-	-	-	-	20,491	-	-	20,491
Net loss for the quarter ended June 30, 2021	-	-	-	-	-	-	-	-	-	-	-	-	(1,296,669)	(1,296,669)
Balance June 30, 2021	25,000	$25	600	$1	738	$-	305	$-	60,659,771	$6,067	$40,327,526	$(1,570)	$(57,316,072)	$(16,984,023)

Common shares issued as commitment to note holders	-	-	-	-	-	-	-		1,833,334	183	46,917	-	-	47,100
Shares issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-		4,200,000	420	126,040	-	-	126,460
Stock-based compensation	-	-	-	-	-	-	-		-	-	20,491	-	-	20,491
Common shares issued pursuant to consulting agreement	-	-	-	-	-	-	-		2,500,000	250	95,000	-	-	95,250
Net loss for the quarter ended September 30, 2021	-	-	-	-	-	-	-		-	-	-	-	(1,523,674)	(1,523,674)

Balance September 30, 2021	25,000	$25	600	$1	738	$-	305	$-	$69,193,105	$6,920	40,615,974	$(1,570)	$(58,839,746)	$(18,218,396)

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying condensed consolidated balance sheet as of September 30, 2022, the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021, the condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021, and the condensed consolidated statements of shareholders’ deficit for the three and nine months ended September 30, 2022 and 2021 are unaudited; however, in the opinion of management such interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in the Company’s most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2022. The results of operations for the period presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

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

As of September 30, 2022, the Company had cash of approximately $23,100 and a working capital deficiency of approximately $20.9 million. During the nine months ended September 30, 2022, the Company used approximately $0.5 million of cash in its operation. The Company has incurred recurring losses resulting in an accumulated deficit of approximately $62.0 million as of September 30, 2022. These conditions raise substantial doubt as to its ability to continue as going concern within one year from issuance date of these financial statements.

Endonovo Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

During the nine months ended September 30, 2022, the Company has raised $0.4 million in debt financing through the issuance of promissory notes with fixed-rate conversion feature. The Company continues to raise additional capital through debt financing to fund its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern.

On September 26, 2022, the Company entered into an asset purchase agreement with a Company, which is engaged in the business of providing and laying of concrete primarily for residential tract developers, pursuant to which the Company will acquire all of the assets and liabilities for approximately $25.2 million. The Company intends to raise the consideration through debt and equity financing.

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

Earnings (Loss) Per Share

The Company utilizes Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, “Earnings per Share.” Basic earnings (loss) per share is computed based on the earnings (loss) attributable to common shareholders divided by the weighted average number of shares outstanding for the period excluding any dilutive effects of options, warrants, unvested share awards and convertible securities. Diluted earnings (loss) per common share is calculated similar to basic earnings (loss) per share except that the denominator is increased to include additional common share equivalents available upon exercise of stock option, warrants, common shares issuable under convertible debt and restricted stock using the treasury stock method. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method, excluding any common share equivalents if their effect would be anti-dilutive. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. Securities that are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been antidilutive for the three and nine months ended September 30, 2022, include stock options, warrants, and notes payable.

The Company has 263,070 options and 2,000 warrants to purchase common stock outstanding at September 30, 2022. The Company has 3,013,730 options and 26,115 warrants to purchase common stock outstanding at September 30, 2021

Accounts Receivable

The Company uses the specific identification method for recording the provision for doubtful accounts, which was $0 as of September 30, 2022, and December 31, 2021. Account receivables are written off when all collection attempts have failed.

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

Endonovo Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Sources of Revenue

The Company has identified the following revenues by revenue source:

1.	Medical care providers

For the three and nine months ended September 30, 2022, and 2021, the sources of revenue were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Direct sales- medical care providers, gross	$10,960	$7,790	$13,892	$72,789
Total sources of revenue	$10,960	$7,790	$13,892	$72,789

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

Endonovo Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Note 4 – Patents.

In December 2017, we acquired from Rio Grande Neurosciences, Inc. (RGN) a patent portfolio for $4,500,000. The earliest patents expire in 2024. The following is a summary of patents less accumulated amortization at September 30, 2022, and December 31, 2021:

	September 30, 2022	December 31, 2021

Patents	$4,500,000	$4,500,000

Less accumulated amortization	3,072,828	2,587,644

Patents, net	$1,427,172	$1,912,356

Amortization expense associated with patents was $485,184 for the nine months ended September 30, 2022, and 2021, respectively.

The estimated future amortization expense related to patents as of September 30, 2022, is as follows:

Twelve Months Ending September 30,	Amount

2023	$646,910
2024	646,910
2025	133,352

Total	$1,427,172

Note 5- Notes Payable

As of September 30, 2022, and December 31, 2021, the notes payable activity was as follows:

	September 30, 2022	December 31, 2021

Notes payable at beginning of period	$7,256,930	$6,835,196
Notes payable issued	400,000	950,000
Repayments of notes payable in cash	(9,500)	(16,900)
Settlement on note payable	(163,826)	(117,770)
Less amounts converted to stock	(214,100)	(393,596)
Notes payable at end of period	7,269,504	7,256,930
Less debt discount	(29,471)	(75,800)
	$7,240,033	$7,181,730

Notes payable issued to a former related party	$116,600	$126,100
Notes payable issued to non-related parties	$7,123,433	$7,055,030

The maturity dates on the notes-payable are as follows:

	Notes to
12 months ending,	Former related party	Non-related parties	Total

Past due	$116,600	$6,277,904	$6,394,504
September 30, 2023	-	875,000	875,000
	$116,600	$7,152,904	$7,269,504

Endonovo Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Activity for the nine months ended September 30, 2022

Fixed rates Notes

During the nine months ended September 30, 2022, the Company issued five (5) fixed rate promissory notes totaling $400,000 for funding of $400,000 with original terms of nine months and interest rates of 15% and 18%. The holder of the promissory note can convert the outstanding unpaid principal and accrued interest at a fixed conversion rate, subject to standard anti-dilution features, six-month after issuance date.

As of September 30, 2022, the Company has eighteen (18) fixed-rate promissory notes with an outstanding balance of $1,920,900, of which $1,045,900 are past maturity. As of September 30, 2022, the Company has a total of fourteen (14) fixed rate notes for total principal amount of $1,400,000 includes a make good shares provision. Such provision will require the Company to issue additional shares to ensure that the investor can realize a profit of 15% or 18% reselling the conversion shares. The Company accrued approximately $209,000 related to the make-good provision as the amount is probable and can be reasonably estimated pursuant to ASC 450 Contingencies. Such amount was presented as other expense in the condensed consolidated statements of operations.

During the nine months ended September 30, 2022, the Company converted $124,900 in accrued interest and $214,100 in principal balance into 16,950,000 shares of common stock.

Certain fixed-rate notes include a prepayment provision, which entitles the holder to a 15% or 18% premium upon cash redemption by the Company. The prepayment penalty approximates $243,000 as of September 30, 2022, but the Company determined that such liability is not probable as of September 30, 2022, pursuant to ASC 450 Contingencies.

Variable-rate notes

The gross amount of all convertible notes with variable conversion rates outstanding as of September 30, 2022, is $4,607,100, which are all past maturity. There has been no conversion of notes into the Company’s common stock during the three and nine months ended September 30, 2022.

During the nine months ended September 30, 2022, the Company settled one variable note with a principal of $163,826 and $45,475 in accrued interest is no longer outstanding.

Activity for the nine months ended September 30, 2021

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

The gross amount of all convertible notes with variable conversion rates outstanding as of September 30, 2021, is $4,770,926, of which $2,660,476 are past maturity.

Fixed Rate note (former related-party)

Notes payable to a former related party in the aggregate amount of $116,600 were outstanding at September 30, 2022, which are past maturity date. The notes bear interest between 10% and 12% per annum. During the nine months ended September 30, 2022, the Company paid $9,500 in principal amount to this former related party. Refer to Note 7- Related Party Transactions.

Endonovo Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Note 6 - Shareholders’ Deficit

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock which have been designated as follows:

	Number of Shares Authorized	Number of Shares Outstanding at September 30, 2022	Par Value	Liquidation Value
Series AA	1,000,000	25,000	$0.0010	$-
Preferred Series B	50,000	600	$0.0001	$100
Preferred Series C	8,000	738	$0.0001	$1,000
Preferred Series D	20,000	305	$0.0001	$1,000
Undesignated	3,922,000	-	-	-

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

Each holder of outstanding shares of Series AA Super Voting Preferred Stock shall be entitled to one hundred thousand (100,000) votes for each share of Series AA Super Voting Preferred Stock held on the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company. The Series AA Super Voting Preferred Stockholders will receive no dividends nor any value on liquidation. There was no activity during the nine months ended September 30, 2022. As of September 30, 2022, there were 25,000 shares of Series AA Preferred stock outstanding.

Series B Convertible Preferred Stock

On February 7, 2017, the Company filed a certificate of designation for 50,000 shares of Series B Convertible Preferred Stock designated as Series B (“Series B”) which are authorized and convertible, at the option of the holder, commencing six months from the date of issuance into common shares and warrants. For each share of Series B, the holder, on conversion, shall receive the stated value divided by 75% of the market price on the date of purchase of Series B and a three-year warrant exercisable into up to a like amount of common shares with an exercise price of 150% of the market price as defined in the Certificate of Designation. Dividends shall be paid only if dividends on the Company’s issued and outstanding Common Stock are paid, and the amount paid to the Series B holder will be as though the conversion shares had been issued. The Series B holders have no voting rights. Upon liquidation, the holder of Series B, shall be entitled to receive an amount equal to the stated value, $100 per share, plus any accrued and unpaid dividends thereon before any distribution is made to Series C Secured Redeemable Preferred Stock or common stockholders. There was no activity during the nine months ended September 30, 2022. As of September 30, 2022, 600 shares of Series B are outstanding.

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

There was no activity during the nine months ended September 30, 2022. As of September 30, 2022, there are 738 shares of Series C outstanding

Endonovo Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Series D Convertible Preferred Stock

On November 11, 2019, the Company filed a certificate of designation for 20,000 shares of Series D Convertible Preferred Stock designated as Series D (“Series D”), which are authorized and convertible, at the option of the holder, at any time from the date of issuance, into shares of common shares. On or prior to August 1, 2020, for each share of Series D, the holder, on conversion, shall receive a number of common shares equal to 0.01% of the Company’s issued and outstanding shares on conversion date and for conversion on or after August 2, 2020, the holder shall receive conversion shares as though the conversion date was August 1, 2020, with no further adjustments for issuances by the Company of common stock after August 1, 2020, except for stock split or reverse stock splits of the common stock. Management classified the Series D in permanent equity as of September 30, 2022.

The Series D holders have no voting rights. Upon liquidation, the holder of Series D, shall be entitled to receive an amount equal to the stated value, $1,000 per share, plus any accrued and unpaid dividends thereon before any distribution is made to common stockholders. The Company did not issue any shares of Series D in the nine months ended September 30, 2022. As of September 30, 2022, there are 305 shares of Series D outstanding.

On September 27, 2022, the Company offered to all holders of Series D the opportunity through October 31, 2022, to convert each share of Series D into 100,000 shares of common stock which is an effective conversion price of $0.01 per share. The Company also committed to provide additional shares of common stock if the holder of Series D does not realize a 15% profit on the resale in an ordinary market transaction. No conversion took place in the nine months ended September 30, 2022. Refer to subsequent disclosures (Note 11).

Common Stock

Activity during the nine months ended September 30, 2022

During the nine months ended September 30, 2022, the Company issued 16,950,000 shares of common stock for the conversion of $214,100 of principal notes and accrued interest in the amount of $124,900.

During the nine months ended September 30, 2022, the Company issued 2,428,777 shares of common stock pursuant to a make-whole provision from an April 2021 debt settlement with one investor.

During the nine months ended September 30, 2022, the Company issued 3,100,000 shares of common stock as commitment shares in connection with promissory notes.

During the nine months ended September 30, 2022, the Company issued 62,250,000 shares of common stock for services for total fair value of $1,281,900.

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

Endonovo Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Stock Options

The balance of all stock options outstanding as of September 30, 2022, is as follows:

		Weighted Average	Weighted Average Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Options	Per Share	Term (years)	Value
Outstanding at December 31, 2021	513,730	$1.43	0.76	-
Granted	-	$-	-	-
Cancelled	(250,660)	$0.18	-	-
Exercised	-	$-	-	-
Outstanding at September 30, 2022	263,730	$2.61	0.35	$-

Exercisable at September 30, 2022	263,070	$2.61	0.35	$-

Share-based compensation expense for the nine months ended September 30, 2022, and 2021, totaled $0 and $61,000, respectively.

Warrants

The balance of all warrants outstanding as of September 30, 2022, is as follows:

	Outstanding Warrants
		Weighted Average	Weighted Average Remaining
		Exercise Price	Contractual
	Shares	Per Share	Term (years)
Outstanding at December 31, 2021	22,200	$59.25	0.32
Granted	-	$-	-
Cancelled	(20,200)	$60.17	-
Exercised	-	$-
Outstanding at September 30, 2022	2,000	$50.00	0.47

Exercisable at September 30, 2022	2,000	$50.00	0.47

Endonovo Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Note 7 – Related Party and former related parties Transactions.

One executive officer of the Company has agreed to defer a portion of his compensation until cash flow improves. As of September 30, 2022, the balance of the deferred compensation was $504,818, which reflects $225,000 accrual of deferred compensation and $114,000 cash repayment of deferred compensation during the nine months ended September 30, 2022.

One former executive of the Company has agreed to defer a portion of his compensation until cash flow improves. As of September 30, 2022, the balance of his deferred compensation was $632,257. No activity occurred during the nine months ended September 30, 2022

From time-to-time officer of the Company advance monies to the Company to cover costs. The balance of short-term advances due to one officer of the Company at September 30, 2022, was $125 and is included in the Company’s accounts payable balance as of September 30, 2022. During the nine months ended September 30, 2022, the Company’s executive officer advanced an aggregate amount of $15,921 for corporate expenses, of which $15,921 was repaid back as of September 30, 2022.

As of September 30, 2022, notes payable remained outstanding to the former President of the Company, in the amount of $116,600. As of September 30, 2022, accrued interests on these notes payable totaled approximately $77,180, and are included in accrued expenses on the condensed consolidated balance sheet.

Note 8 – Fair Value Measurements

The Company has issued Variable Debentures which contained variable conversion rates based on unknown future prices of the Company’s common stock. This results in a conversion feature. The Company measures the conversion feature using the Black Scholes option pricing model using the following assumptions:

Nine months ended September 30,
	2022	2021

Expected term	1 months	1 – 4 months
Exercise price	$0.004-$0.015	$0.012-$0.030
Expected volatility	153%-169%	177%-206%
Expected dividends	None	None
Risk-free interest rate	1.63% to 4.05%	0.06% to 0.13%
Forfeitures	None	None

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

Endonovo Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

The following table presents changes in the liabilities with significant unobservable inputs (level 3) for the nine months ended September 30, 2022:

Derivative
Liability
Balance December 31, 2021	$3,442,297

Extinguishment	(109,780)
Change in estimated fair value	1,903,177

Balance September 30, 2022	$5,235,694

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

The following table presents balances in the liabilities with significant unobservable inputs (Level 3) as of September 30, 2022:

	Fair Value Measurements Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

As of September 30, 2022
Derivative liability	$-	$-	$5,235,694	$5,235,694
Total	$-	$-	$5,235,694	$5,235,694

Endonovo Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Note 9 – Commitments and Contingencies

Legal Matters

The Company is subject to certain legal proceedings, which it considers routine to its business activities. As of September 30, 2022, the Company believes, after consultation with legal counsel, that the ultimate outcome of such legal proceedings, whether individually or in the aggregate, is not likely to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Note 10 – Concentrations.

Sales

During the nine months ended September 30, 2022, we had two significant customers, which accounted for approximately 72% of sales.

Supplier

We also have a single source for our bioelectric medical devices, which account for 100% of our sales. The interruption of products provided by this supplier would adversely affect our business and financial condition unless an alternative source of products could be found.

Accounts Receivable

At September 30, 2022, we had two customers which accounted for approximately 100% of our account receivable balances.

Note 11 – Subsequent Events

Management has evaluated events that have occurred subsequent to the date of these condensed consolidated financial statements and has determined that, other than those listed below, no such reportable subsequent events exist through the date the financial statements were issued in accordance with FASB ASC Topic 855, “Subsequent Events.”

Subsequent to September 30, 2022, the Company issued 5,000,000 common shares for $50,000 in cash, of which $25,000 was paid prior to September 30, 2022 and reported in Accounts payable and accrued liabilities, and the remaining $25,000 was paid prior to report release date.

Subsequent to September 30, 2022, the Company issued 4,250,000 common shares pursuant to consulting agreements.

Subsequent to September 30, 2022, the Company executed two convertible notes for aggregate price of $65,000 carrying coupon from 15% to 18% with one year term. In conjunction with these convertible notes, the Company issued 500,000 commitment shares.

On September 27, 2022, the Company extended an offer to the holders of Series D, under which, the Company offers to convert each share of Series D into 100,000 shares of common stock. As incentive, the Company also provides each investor additional shares of common stock if the investor does not realize at least 15% profit on the resale after the six-month holding period. Subsequent to September 30, 2022, the Company exchanged 255 Series D shares into 25,500,000 shares of common stock.

Subsequent to September 30, 2022, the Company extended the maturity date of one convertible note with total payment of $16,250, including $7,500 of accrued but unpaid interest on the note. The Company made a payment of $11,250 at report date and the remaining $5,000 will be paid in a six-month promissory note at 15% due March of 2023.

Subsequent to September 30, 2022, the Company settled two promissory notes for a total amount of $60,630 (principal and accrued interest) with the issuance of 6,063,000 shares of common stock. None of the shares have been issued at report date.

On September 26, 2022, the Company entered into an Asset Purchase Agreement (“APA”) by and among the Company, Western Star Concrete, LLC (“Western Star”), and Mark Gabriel Salmons (the “Owner”) pursuant to which the Company will acquire substantially all of the assets and assume certain liabilities of Western Star. Western Star is engaged in the business of providing and laying of concrete primarily for residential tract developers. The purchase price formula is four times Western Star’s EBITDA for the twelve full months prior to closing subject to certain adjustments as set forth in the APA. Closing is conditioned on the satisfactory completion of the Company’s due diligence and the completion of an audit of Western Star’s financial statements for the last two fiscal years. The effectiveness of the closing is contingent upon the securement of a financing. The purchase price is estimated to be approximately $25.2 million plus transactional expenses, which the Company intends to pay through the raising of debt and equity financing. The asset purchase agreement has not closed as of September 30, 2022, and no consideration was exchanged.

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

Critical Accounting Policies

A summary of our significant accounting policies is included in Note 1 of the “Notes to the Consolidated Financial Statements,” contained in our Form 10-K for the year ended December 31, 2021. Management believes that the consistent application of these policies enables us to provide users of the financial statements with useful and reliable information about our operating results and financial condition. The summary condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require us to make estimates and assumptions. We did not experience any significant changes during the nine months ended September 30, 2022, in any of our Critical Accounting Policies from those contained in our Form 10-K for the year ended December 31, 2021.

New Accounting Pronouncements

See Note 1 of Notes to Condensed Consolidated Financial Statements for further discussion of new accounting standards that have been adopted or are being evaluated for future adoption.

Results of Operations

Nine Months ended September 30, 2022, and 2021:

	Nine Months Ended September 30,		Favorable
	2022	2021	(Unfavorable)%

Revenue	$13,892	$72,789	$(58,897)	-80.9%
Cost of revenue	5,124	6,124	1,000	16.3%
Gross profit	8,768	66,665	(57,897)	-86.9%

Operating expenses	2,790,057	1,919,418	(870,639)	-45.3%

Loss from operations	(2,781,289)	(1,852,753)	(928,536)	-50.1%

Other expense	(2,761,411)	(3,648,471)	887,060	24.3%

Net loss	$(5,542,700)	$(5,501,224)	$41,476	0.75%

Revenue

Revenue of the Company’s SofPulse® product during the nine months ended September 30, 2022, was $13,892, a decrease of $58,897, or approximately 81%, compared to $72,789 for the nine months ended September 30, 2021.

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

Cost of Revenue

Cost of revenue during the nine months ended September 30, 2022, was $5,124, a decrease of $1,000 or 16.3% compared to $6,124 for the nine months ended September 30, 2021. Cost of revenue is recognized on those sales recorded as gross for which we are the principal in the transaction as opposed to net sales which reflect no cost of revenue. It is anticipated that cost of revenue will increase in future quarters as the roll out of the SofPulse® product continues.

Operating Expenses

Operating expenses increased by $870,639 or 45%, to $2,790,057 for the nine months ended September 30, 2022, compared to $1,919,418 for the nine months ended September 30, 2021. This change was due primarily to an increase in non-cash stock-based compensation related to the issuance of 62,250,000 of common shares for services for approximately $1.2 million, offset by a reduction in consulting fees by approximately $0.2 million.

Other Expense/Income

Other expense decreased by $887,060 or 24% to $2,761,411 for the nine months ended September 30, 2022 compared to an expense of $3,648,471 for the nine months ended September 30, 2021. This change was due primarily to a decrease in valuation of our derivative liabilities of approximately $1.1 million, an increase in our gain from debt extinguishment by $0.3 million, offset by an increase of approximately $0.3 million in interest expense, and an increase of $0.2 million related to the accrual of the make good provision. We anticipate continued large fluctuations in other income/expense as a result of quarterly re-evaluation of derivative liabilities.

Three Months ended September 30, 2022, and 2021:

	Three Months Ended September 30,		Favorable
	2022	2021	(Unfavorable)%

Revenue	$10,960	$7,790	$3,170	40.7%
Cost of revenue	4,027	3,103	(924)	(29.8)%
Gross profit	6,933	4,687	2,246	47.9%

Operating expenses	503,711	696,943	193,232	27.7%

Loss from operations	(496,778)	(692,256)	195,478	28.2%

Other expense	(106,582)	(831,418)	724,836	87.2%

Net loss	$(603,360)	$(1,523,674)	$920,314	60.4%

Revenue

Revenue of the Company’s SofPulse® product during the three months ended September 30, 2022, was $10,960, an increase of $3,170, or 40.7%, compared to $7,790 for the three months ended September 30, 2021. Revenues for our SofPulse® product is typically recognized at the time the product is shipped, at which time the title passes to the customer, and there are no further performance obligations. Revenue continues to be negatively impacted by the COVID-19 contagious disease outbreak in March 2020. We anticipate that revenue will continue to increase in future periods as the roll out of the SofPulse® product continues.

Cost of Revenue

Cost of revenue during the three months ended September 30, 2022, was $4,027, an increase of $924 or approximately 30% compared to $3,103 for the three months ended September 30, 2021. Cost of revenue is recognized on those sales recorded as gross for which we are the principal in the transaction as opposed to net sales which reflect no cost of revenue. It is anticipated that cost of revenue will increase in future quarters as the roll out of the SofPulse® product continues.

Operating Expenses

Operating expenses decreased by $193,232 or 27.7%, to $503,711 for the three months ended September 30, 2022, compared to $696,943 for the three months ended September 30, 2021. This change was due primarily to a decrease in non-cash stock-based compensation by approximately $0.1 million and a decrease of approximately $0.1million in consulting fees.

Other Income (Expense)

Other expense for the three months ended September 30, 2022, was $106,582 compared to $831,418 for the three months ended September 30, 2021. This change was due primarily to a decrease in the valuation of our derivative liabilities of approximately $0.5 million, an increase in our gain from debt extinguishment by approximately $0.4 million, offset by an increase in interest expense of approximately $0.1 million.

Liquidity and Capital Resources

	As of
	September 30, 2022	December 31, 2021	Favorable (Unfavorable)
Working Capital

Current assets	$24,083	$94,855	$(70,772)
Current liabilities	20,977,309	17,701,710	(3,275,599)
Working capital deficit	$(20,953,226)	$(17,606,855)	$(3,346,371)

Long-term debt	$79,825	$79,825	$-

Shareholders’ deficit	$(19,605,879)	$(15,774,324)	$(3,831,555)

	Nine Months Ended September 30,		Favorable
	2022	2021	(Unfavorable)
Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(453,297)	$(595,288)	$141,991
Financing activities	$390,500	$587,600	$(197,100)

	As of
	September 30, 2022	December 31, 2021	Favorable (Unfavorable)
Balance Sheet Select Information

Cash	$23,139	$85,936	$(62,797)

Accounts payable and accrued expenses	$8,501,582	$7,078,283	$(1,423,299)

Since January 1, 2022, and through September 30, 2022, the Company has raised approximately $0.4 million in debt transactions. These funds have been used to fund on-going corporate operations. Our accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these condensed consolidated financial statements. Our cash on hand at September 30, 2022 was approximately $23,100. The Company has incurred substantial losses since inception. Its current liabilities exceed its current assets and available cash is not sufficient to fund expected future operations. The Company is contemplating raising additional capital through debt and equity in order to continue the funding of its operations and to acquire a profitable business. However, there is no assurance that the Company can raise sufficient funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that as of September 30, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended September 30, 2022. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is subject to certain legal proceedings, which it considers routine to its business activities. As of September 30, 2022, the Company believes, after consultation with legal counsel, that the ultimate outcome of such legal proceedings, whether individually or in the aggregate, is not likely to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Item 1A. Risk Factors.

We are a Smaller Reporting Company (as defined in Rule 12b-2 of the Exchange Act) and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Number of
Common Shares	Source of
Issued	Payment	Amount

16,950,000	Conversion of notes	$321,300
2,428,777	Settlement of debt	46,147
3,100,000	Commitment shares	44,098
62,250,000	Shares for services	1,281,900

The above issuances of securities during the nine months ended September 30, 2022, were exempt from registration pursuant to Section 4(2), and/or Regulation D promulgated under the Securities Act. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Item 3. Defaults upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Exhibit Title

31.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly report for the period ended September 30, 2022, formatted in Extensible Business Reporting Language (XBRL).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 21, 2022	Endonovo Therapeutics, Inc.

	By:	/s/ Alan Collier
Alan Collier
Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer, and Principal Financial Officer)

