Form 10-K
period 2022-12-31
ENDONOVO THERAPEUTICS, INC.
filed 2023-04-17
CIK 1528172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $1,128,567 as of the last business day of the fiscal quarter ended June 30, 2022, based on the closing price $0.0090 per share for the common stock on such date as traded on the OTCQB.

As of April 17, 2023, the registrant had 270,285,405 shares of common stock, par value $0.0001 per share, outstanding.

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

As a result of the Agreement, the former shareholders of IPR, immediately post-acquisition owned approximately 89% of the Company and its officers and directors constituted the majority of the officers and directors of the Company. Since the shareholders, officers, and directors of IPR have control of the Company, the acquisition constitutes a reverse acquisition, so IPR was the accounting acquirer, and we were the accounting acquiree. For legal purposes, we are the legal parent and IPR is the legal subsidiary.

Acquisition of Aviva Companies Corporation

On April 2, 2013, the Company entered into an Acquisition Agreement (the “Acquisition Agreement”) with (i) The Aviva Companies Corporation (“Aviva”) and (ii) all of the shareholders of Aviva (the “Shareholders”) pursuant to which the Company acquired all of the outstanding shares of Aviva in exchange for the issuance of 60 shares of our common stock, par value $0.0001 per share to the Shareholders (the “Share Exchange”). As a result of the Share Exchange, Aviva became a wholly owned subsidiary of the Company.

Other than in respect to the transaction, there is no material relationship among Aviva’s stockholders and any of the Company’s affiliates, directors, or officers. We are not currently actively pursuing the development of the Aviva Companies Corporation.

Acquisition of WeHealAnimals, Inc.

On November 16, 2013, the Company entered into an Acquisition Agreement (the “Acquisition Agreement”) with (i) WeHealAnimals, Inc. (“WHA”) and (ii) the sole shareholder of WHA (the “Shareholder”) pursuant to which the Company acquired all of the outstanding shares of WHA in exchange for the issuance of 3 shares of our common stock, par value $0.0001 per share and $96,000 to the Shareholder (the “Share Exchange”). As a result of the Share Exchange, WHA became a wholly owned subsidiary of the Company and all of the equity of WHA including its and its sole shareholder’s intellectual property became the property of the Company. This obligation was fully paid on December 15, 2015, through the issuance of 350 shares of stock to Shareholder. WHA is a Nevada corporation with intellectual property in the fields of biotechnology, including its biologics and time-varying electromagnetic frequencies with potential applications on people and animals that management believes can be developed to the benefit of the Company and its shareholders. WHA’s sole shareholder was formerly Chairman and Chief Scientist of Regenetech, Inc. Regenetech was acquired by a company that wanted its technology, biomolecules grown in microgravity, for use in cosmetics. WHA’s sole shareholder left Regenetech with exclusive rights to this proprietary square wave form technology and stem cell technologies, including the patents and patent applications relating thereto.

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

Present Development Plans

We are currently a biotechnology company developing bioelectronic devices and cell therapies for regenerative medicine and a commercial-stage developer of non-invasive wearable Electroceuticals™ therapeutic devices.

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

The Company is negotiating with a major distribution partner in order to initiate the marketing of SofPulse® in South and Central America. Additionally, the Company is currently engaged in distribution discussions with recognized distribution partners in Australia, Europe, and various Southeast Asian markets. SofPulse® is completing the final stages of receiving regulatory clearance in Taiwan through Endonovo’s distribution partner Evermed Medical Enterprise, Ltd. Final Taiwan FDA approval is expected to be completed in the second half of 2023.

On December 13, 2022, the Company announced the launch of a new initiative to utilize its telehealth platform to educate and provide prescription and “over the counter” non-opioid pain reduction options. The Endonovo Telehealth platform will provide direct-to-consumer sales of prescription uses of their SofPulse® Pulsed Electro Magnetic Fields (PEMF) medical device proven to reduce opioid use. This initiative is in the early stages and has not to date generated revenue.

Possible Additional Line of Business

The Company recently entered into a program to expand its operations through a program of acquisition of specialty construction and facilities maintenance companies. On September 27, 2022, the Company executed a definitive purchase agreement with Western Star Concrete LLC, a Texas concrete construction company located in the Dallas, Texas area. No consideration was transferred, or shares issued with respect to the definitive purchase agreement as of December 31, 2022. There have been no changes to this date.

The Company plans to initiate a spin-off of its medical device assets to SofPulse, Inc., a new Company, which was formed by Endonovo and will be transferred to our President and Chief Commercial Officer of the Company’s medical division, Ira Weisberg. Ira Weisberg will be responsible for running SofPulse, Inc. independently from Endonovo and will develop commercialization initiatives through sales and marketing channels for SofPulse, Inc. utilizing the SofPulse® medical assets.

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

Our business strategy is aimed at building value by positioning each of our technologies and therapies to treat specific diseases that lack effective treatment, post-operative pain and edema, or whose current standard of treatment involves invasive procedures and/or potentially harmful side effects. We anticipate updating and refining the business strategy as new medical and/or clinical advancements are made as a result of extensive research and development. In general, the component functions of the business model are to:

●	Commercialize our FDA cleared technology through direct sales, distributors, and licensees;

●	License our technologies;

●	Develop additional medical indications for our medical devices;

●	Develop additional non-invasive, medical technologies;

●	Conduct pre-clinical and clinical human studies for FDA Approval of our medical devices and cell therapies;

●	Acquire subsidiaries under the parent company, Endonovo Therapeutics, to assist in the development and distribution of medical technologies;

●	Incrementally invest, market, and refine acquired and developed medical technologies and therapies.

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

Sales & Marketing

Endonovo’s strategy is to establish relationships with third parties, such as sales organizations, distributors, and marketing coordinators, that assist us in developing, marketing, selling, and implementing our products. In addition, Endonovo is establishing an aggressive presence in the social media ecosystem in order to initiate direct to consumer sales.

We believe that strategic and technology-based relationships with consumers, ambulatory surgical centers and medical facilities are fundamental to our success. We have forged numerous relationships with medical device distributors to enhance our combined capabilities. This approach enhances our ability to accelerate market penetration, accelerate the pace of our sales growth and solidify relationships.

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

The Company is also developing a wide-ranging list of brand ambassadors to bring focus and to increase awareness of the benefits of SofPulse® into the consumer markets.

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

Employees

The Company does not have any employees. However, we have retained approximately nine (9) individuals as independent contractors that are involved in business development, sales, and administrative functions.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 1B. Unresolved Staff Comments.

Not applicable because we are a smaller reporting company.

Item 2. Properties.

We have one office located in Southern California. We believe such office is adequate for our present needs.

Item 3. Legal Proceedings.

The Company is subject to certain legal proceedings, which it considers routine to its business activities. As of December 31, 2022, the Company believes, after consultation with legal counsel, that the ultimate outcome of such legal proceedings, whether individually or in the aggregate, is not likely to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

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

	Closing Price
	High	Low

Year Ended December 31, 2021
First Quarter	$0.10	$0.02
Second Quarter	$0.04	$0.02
Third Quarter	$0.06	$0.01
Fourth Quarter	$0.04	$0.02

Year Ended December 31, 2022
First Quarter	$0.02	$0.02
Second Quarter	$0.02	$0.01
Third Quarter	$0.01	$0.01
Fourth Quarter	$0.02	$0.01

Approximate Number of Equity Security Holders

As of April 14, 2023, there were approximately 424 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

Dividends

Holders of our common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available. We have never declared or paid any dividends on our common stock. We intend to retain any future earnings for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future.

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

Recently Issued Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements and determined that there are no accounting pronouncements that will have a material effect on the Company’s financial statements.

Results of Operations Year Ended December 31, 2022, vs. Year Ended December 31, 2021

	Year Ended December 31,		Favorable
	2022	2021	(Unfavorable)%

Revenue	$135,355	$73,105	62,250	85.2
Cost of revenue	9,990	14,985	4,995	33.3
Gross profit	125,365	58,120	67,245	115.7

Operating expenses	3,389,705	2,284,667	(1,105,038)	(48.4)

Loss from operations	(3,264,340)	(2,226,547)	(1,037,793)	(46.6)

Other expense	(15,210,495)	(878,347)	(14,332,148)	(1,631.8)

Net loss	$(18,474,835)	$(3,104,894)	$(15,369,941)	(495.0)

Revenue

Revenue of the Company’s SofPulse® product during the current year increased by $62,250 or 85.2% compared to the previous year.

Revenues for sales of our SofPulse® product is typically recognized at the time the product is shipped, at which time the title passes to the customer, and there are no further performance obligations. During the year ended December 31, 2022, the Company also recognized $113,620 in royalty/licensing revenue from a former related party.

We anticipate that revenue will increase in future periods as the roll out of the SofPulse® product continues. The Company is looking to partner with global participants in the medical device market to spur its expansion. The Company expects such investment alternatives to include partnerships, joint ventures, distribution, and licensing agreements for the PEMF medical technology. The Company also look to expand on current initiatives with the Department of Defense, the Department of Veterans Affairs, and other surgical and pain management markets.

Cost of Revenue

Cost of revenue decreased by $4,995 or 33.3% from the previous year to $9,990 during the current year compared to $14,985 during the previous year. Cost of revenue is recognized on those sales recorded as gross for which we are the principal in the transaction as opposed to net sales which reflect no cost of revenue. It is anticipated that cost of revenue will increase in future periods as the roll out of the SofPulse® product continues.

Operating Expenses

Our operating expenses increased by $1,105,038 or 48.4% to $3,389,705 in 2022 compared to $2,284,667 in 2021. The operating expenses were comprised primarily of consulting fees, professional fees, and stock-based compensation. This change was due primarily to an increase in stock-based compensation of approximately $1.2 million.

Depreciation and Amortization

We incur depreciation and amortization expenses for costs related to our patents. Our depreciation and amortization expense was $646,912 in 2022 compared to $648,492 in 2021. The Company has not impaired its finite-lived intangible as of December 31, 2022 and 2021.

Other Expense

Other expense was $15,210,495 in 2022 compared to $878,347 in 2021. Other Expense includes interest expense, change in fair value of derivative liability, amortization of debt issuance cost, gain on extinguishment of debt and make-good expense.

The increase in other expense during our fiscal year 2022 was primarily the result of re-valuation of the derivative liability embedded in the convertible notes issued with variable conversion rates. The Change in fair value of the Company’s derivative liability resulted in an expense of $14 million in 2022 compared to a gain of approximately $41,000 in 2021, resulting from changes to the inputs to the fair value option pricing model. The Company also incurred an increase in interest expense of approximately $380,000 and approximately $225,000 of additional expenses attributed to the make good provision embedded in the fixed rate convertible notes, offset by an increase of approximately $340,700 of gain from debt extinguishment in 2022.

Liquidity and Capital Resources

	As of December 31,		Increase
	2022	2021	(Decrease)
Working Capital

Current assets	$15,822	$94,855	$(79,033)
Current liabilities	33,381,760	17,701,710	15,680,050
Working capital deficit	$(33,365,938)	$(17,606,855)	$15,759,083

Long-term debt	$79,825	$79,825	$-

Stockholders’ deficit	$(32,180,319)	$(15,774,324)	$16,405,995

	For Years Ended December 31,		Increase
	2022	2021	(Decrease)
Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(678,838)	$(986,584)	$(307,746)
Financing activities	$593,000	$1,059,100	$(466,100)

	As of December 31,		Increase
	2022	2021	(Decrease)
Balance Sheet Select Information

Cash	$98	$85,936	$(85,838)

Accounts payable and accrued liabilities	$8,869,451	$7,078,283	$1,791,168

Since January 2022 and through December 31, 2022, the Company has raised approximately $0.6 million in equity and debt transactions. These funds have been used to advance the operations of the Company, build its bio-medical platform, and general corporate development. Our accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these consolidated financial statements. However, the Company has incurred substantial losses. Our current liabilities exceed our current assets and available cash is not sufficient to fund the expected future operations. The Company is raising additional capital through debt and equity securities to continue the funding of its ongoing operations and fund the various business initiatives. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern. To reduce the risk of not being able to continue as a going concern, management has implemented its business plan to materialize revenues from sales and future license agreements, and also in February 2023 secured a reseller agreement with Academy Medical, Inc., a Service-Disabled Veteran-Owned Small Business, thereby providing priority procurement benefits to the Company. The relationship with Academy Medical is intended ensure availability of SofPulse® to the Veterans Health Administration (VHA) and Department of Defense (DoD). To date no revenue has been realized under this contract. The Company is also continuing its efforts to raise capital through the sale of its common stock and has engaged an Investment Banker to raise additional capital. Although, uncertainty exists as to whether the Company will be able generate enough cash from operations to fund the Company’s working capital needs or raise sufficient capital to meet the Company’s obligations as they become due, no adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty. Our cash on hand at December 31, 2022 was less than $1,000. This will not be sufficient to fund operations if additional capital is not raised. The Company raised an aggregate of $0.225 million through the sale of equity and debt securities since January 1, 2023, through the date of this report.

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

Unregistered Sales of Equity Securities

During the year ended December 31, 2022, we issued the following unregistered equity securities:

Number of
Common Shares	Source of
Issued	Payment	Amount
25,850,000	Conversion of notes and accrued interest	$517,000
2,428,777	Settlement of debt	$46,147
66,500,000	Services	$1,316,900
3,450,000	Commitment shares	$46,793
15,000,000	Issuance for cash	$142,000
25,500,000	Conversion of preferred stock	$-

The above issuances were exempt from registration pursuant to Section 4(2), and/or Regulation D promulgated under the Securities Act. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance of securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a Smaller Reporting Company (“SRC”) and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

ENDONOVO THERAPEUTICS, INC.

AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Endonovo Therapeutics, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Endonovo Therapeutics, Inc. and Subsidiaries (the Company) as of December 31, 2022 and 2021, and the related statements of operations, shareholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes to the consolidated financial statements (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has continued to incur significant operating losses and negative cash flows from operations, during the year ended December 31, 2022, and has negative working capital at December 31, 2022. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Encino, CA

April 17, 2023

Endonovo Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31,

	2022	2021
ASSETS
Current Assets:
Cash	$98	$85,936
Accounts receivable, net	-	944
Prepaid expenses and other current assets	15,724	7,975
Total current assets	15,822	94,855

Patents, net	1,265,444	1,912,356
Total assets	$1,281,266	$2,007,211

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$884,195	$658,463
Accrued interest	3,542,650	2,528,459
Deferred compensation	4,442,606	3,891,361
Notes payable, net of discounts of $10,587 and $75,800 as of December 31, 2022 and 2021, respectively	7,041,145	7,055,030
Notes payable – former related party	112,100	126,100
Derivative liability	17,359,064	3,442,297
Total current liabilities	33,381,760	17,701,710

Other long term liabilities	79,825	79,825
Total liabilities	33,461,585	17,781,535
COMMITMENTS AND CONTINGENCIES, note 8
Shareholders’ deficit
Super AA super voting preferred stock, $0.001 par value; 1,000,000 authorized and 25,000 issued and outstanding at December 31, 2022 and December 31, 2021	25	25
Series B convertible preferred stock, $0.0001 par value; 50,000 shares authorized and 600 issued and outstanding at December 31, 2022 and December 31, 2021	1	1
Series C convertible preferred stock, $0.0001 par value, 8,000 shares authorized, 738 shares issued and outstanding at December 31, 2022 and December 31, 2021	-	-
Series D convertible preferred stock, $0.0001 par value; 20,000 shares authorized and 50 and 305 issued and outstanding at December 31, 2022 and December 31, 2021, respectively	-	-
Common stock, $0.0001 par value; 2,500,000,000 shares authorized; and 213,227,538 and 74,498,761 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	21,322	7,449
Additional paid-in capital	42,919,086	40,663,187
Stock subscriptions	(1,570)	(1,570)
Accumulated deficit	(75,119,183)	(56,443,416)
Total shareholders’ deficit	(32,180,319)	(15,774,324)
Total liabilities and shareholders’ deficit	$1,281,266	$2007,211

See accompanying summary of accounting policies and notes to consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31,

	2022	2021

Revenue	$135,355	$73,105
Cost of revenue	9,990	14,985
Gross profit	125,365	58,120

Operating expenses	3,389,705	2,284,667
Loss from operations	(3,264,340)	(2,226,547)

Other income (expense)
Change in fair value of derivative liability	(14,026,546)	41,057
Gain on extinguishment of debt	362,894	22,162
Other expense	(225,268)	-
Interest expense, net	(1,321,575)	(941,566)
Total other expense	(15,210,495)	(878,347)

Loss before income taxes	(18,474,835)	(3,104,894)

Provision for income taxes	-	-

Net loss	$(18,474,835)	$(3,104,894)

Basic and diluted loss per share	$(0.13)	$(0.05)
Weighted average common share outstanding:
Basic and diluted	139,206,511	59,836,620

See accompanying summary of accounting policies and notes to consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Deficit

For the Years Ended December 31, 2022 and 2021

	Series AA		Series B Convertible		Series D Convertible		Series C Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance December 31, 2020	25,000	$25	600	$1	305	$-	763	-	24,536,689	$2,453	$38,963,827	$(1,570)	$(53,338,522)	$(14,373,786)
Issuance of commitment shares in connection with promissory notes	-	-	-	-	-	-	-	-	7,868,668	787	221,905	-	-	222,692
Common stock issued for cash	-	-	-	-	-	-	-	-	7,000,000	700	125,300	-	-	126,000
Shares issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	27,461,307	2,746	1,115,244	-	-	1,117,900
Shares issued for conversion of Preferred Series C to common share	-	-	-	-	-	-	(25)	-	1,111,111	111	(111)	-	-	-
Common shares issued for debt settlement	-	-	-	-	-	-	-	-	1,515,152	151	57,576	-	-	57,727
Common shares issued as settlement of debt with former related party	-	-	-	-	-	-	-	-	2,505,834	251	84,446	-	-	84,697
Common shares issued pursuant to consulting agreements	-	-	-	-	-	-	-	-	2,500,000	250	95,000	-	-	95,250
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(3,104,894)	(3,104,894)
Balance December 31, 2021	25,000	25	600	1	305	-	738	-	74,498,761	7,449	40,663,187	(1,570)	(56,443,416)	(15,774,324)

Endonovo Therapeutics, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Deficit

For the Years Ended December 31, 2022 and 2021

	Series AA		Series B Convertible		Series D Convertible		Series C Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance December 31, 2021	25,000	$25	600	$1	305	$-	738	-	74,498,761	$7,449	$40,663,187	$(1,570)	$(56,443,416)	$(15,774,324)
Issuance of Commitment shares in connection with promissory notes	-	-	-	-	-	-	-	-	3,450,000	345	46,448	-	-	46,793
Common Stock issued for cash	-	-	-	-	-	-	-	-	15,000,000	1,500	140,500	-	-	142,000
Shares issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	25,850,000	2,585	514,415	-	-	517,000
Shares issued for conversion of Preferred Series D to common share	-	-	-	-	(255)	-	-	-	25,500,000	2,550	(2,550)	-	-	-
Inducement loss related to conversion of preferred stock	-	-	-	-	-	-	-	-	-	-	200,932		(200,932)	-
Common Shares issued from debt settlement	-	-	-	-	-	-	-	-	2,428,777	243	45,904	-	-	46,147
Common Shares issued for services	-	-	-	-	-	-	-	-	66,500,000	6,650	1,310,250	-	-	1,316,900
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(18,474,835)	(18,474,835)
Balance December 31, 2022	25,000	$25	600	$1	50	-	738	-	213,227,538	21,322	42,919,086	(1,570)	(75,119,183)	(32,180,319)

See accompanying summary of accounting policies and notes to consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31,

	2022	2021
Operating activities:
Net loss	$(18,474,835)	$(3,104,894)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	646,912	648,492
Bad debt expense	944	-
Stock-based compensation	45,000	-
Fair value of commitment shares issued with debt	7,698	70,970
Fair value of equity issued for services	1,311,900	95,250
Amortization of note discount and original issue discount	110,611	144,196
Change in fair value of derivative liability	14,026,546	(41,057)
Gain on extinguishment of debt	(362,894)	(22,162)
Changes in assets and liabilities:
Accounts receivable	-	(2)
Prepaid expenses and other current assets	(7,750)	23,850
Accounts payable and accrued liabilities	269,391	(42,470)
Accrued interest	1,196,394	733,999
Deferred compensation	551,245	507,244
Net cash used in operating activities	(678,838)	(986,584)

Financing activities:
Proceeds from the issuance of notes payable	465,000	950,000
Repayments on former related party advances	(14,000)	(16,900)
Proceeds from issuance of common stock and units	142,000	126,000

Net cash provided by financing activities	593,000	1,059,100

Net increase (decrease) in cash	(85,838)	72,516
Cash, beginning of year	85,936	13,420
Cash, end of year	$98	$85,936

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-Cash Investing and Financing Activities:
Conversion of notes payable and accrued interest to common stock	$517,000	$493,748
Conversion of Preferred stock to common stock	$255,000	$33,333
Original debt discount on convertible notes	$45,398	$-
Issuance of common stock to settle debt	$-	$202,697

See accompanying summary of accounting policies and notes to consolidated financial statements.

Endonovo Therapeutics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

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

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company include the accounts of ETI, IP Resources International, Inc., Aviva Companies Corporation, WeHealAnimals, Inc. and SofPulse, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.

Going Concern

These accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for a period following the date of these consolidated financial statements. The Company has accumulated losses of $75.1 million, negative cash flows from operations of approximately $0.7 million and $33.4 million of working capital deficit. The Company has raised approximately $0.6 million in debt and equity financing for the year ended December 31, 2022. The Company is raising additional capital through debt and/or equity securities in order to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty. To reduce the risk of not being able to continue as a going concern, management has implemented its business plan to materialize revenues from potential future license and distribution agreements, has raised capital through the issuance of promissory notes and has engaged a broker/dealer to raise additional capital.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Critical estimates include the value of shares issued for services and in connection with notes payable agreements, the valuation of the derivative liability, and the valuation of deferred income tax assets. Management uses its historical records and knowledge of its business in making these estimates. Actual results could differ from these estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents. Cash is deposited with what we believe are highly credited, quality institutions. The deposited cash may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. At December 31, 2022 and 2021, the Company does not hold any cash in excess of FDIC limits and does not have any cash equivalents.

Accounts Receivable

The Company uses the specific identification method for recording the provision for doubtful accounts, which was $0 at December 31, 2022 and 2021. Account receivables are written off when all collection attempts have failed.

Impairment of Long-lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. If impairment is indicated, the asset is written down to its estimated fair value. The Company did not recognize any impairment loss during the years ended December 31, 2022 and 2021.

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

The Company has 3,012,410 stock options, of which 262,410 are exercisable and 2,000 warrants convertible into an equivalent number of common stock as of December 31, 2022. The Company has 513,730 stock options, of which 513,730 are exercisable and 22,200 warrants convertible into an equivalent number of common stock as of December 31, 2021.

As of December 31, 2022 and 2021, the Company has variable rate convertible notes in an aggregate amount of $7,039,832 and $6,442,035, respectively, including principal and accrued interest, which are convertible into 1,355,310,243 and 632,789,106, respectively, shares of common stock. Such shares are not included in the calculation of the diluted net loss per share as they would have an antidilutive effect.

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

The fair value of the Company’s recorded derivative liability is determined based on unobservable inputs that are not corroborated by market data, which require a Level 3 classification. A Black-Sholes option valuation model was used to determine the fair value. The Company records derivative liability on the consolidated balance sheets at fair value with changes in fair value recorded in the consolidated statements of operation.

The following table presents balances of the liabilities with significant unobservable inputs (Level 3) as of December 31, 2022 and 2021:

	Fair Value Measurements at December 31, 2022 Using
	Quoted Prices in Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Derivative liability	$-	$-	$17,359,064	$17,359,064
Total	$-	$-	$17,359,064	$17,359,064

	Fair Value Measurements at December 31, 2021 Using
	Quoted Prices in Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Derivative liability	$-	$-	$3,442,297	$3,442,297
Total	$-	$-	$3,442,297	$3,442,297

The following table presents changes of the liabilities with significant unobservable inputs (Level 3) for the years ended December 31, 2022 and 2021:

Derivative
Liability
Balance December 31, 2020	$4,202,597

Settlement by debt extinguishment	(133,386)
Settlement by debt conversion	(585,857)
Change in estimated fair value	(41,057)

Balance December 31, 2021	$3,442,297

Settlement by debt Extinguishment	(109,779)
Change in estimated fair value	14,026,546

Balance December 31, 2022	$17,359,064

Derivative Liability

As of December 31, 2022 and 2021, the Company has variable rate convertible promissory notes, which contained variable conversion rates based on unknown future prices of the Company’s common stock. This resulted in the recognition of a derivative liability as the conversion feature failed the scope exception for derivative accounting due to the variability of its conversion price. The Company measures the derivative liability using the Black-Scholes option valuation model using the following assumptions:

For Years Ending December 31,
	2022	2021

Expected term	0-1 month	1 -4 months
Exercise price	$0.004-$0.015	$0.01-$0.03
Expected volatility	153%-169%	177%-206%
Expected dividends	None	None
Risk-free interest rate	1.63%-4.73%	0.06%-0.39%
Forfeitures	None	None

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

Recent Accounting Standard Updates

The Company has evaluated all the recent accounting pronouncements and determined that there are no accounting pronouncements that will have a material effect on the Company’s financial statements.

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

We routinely plan on entering into contracts with customers that include general commercial terms and conditions, notification requirements for price increases, shipping terms and in most cases prices for the products and services that we offer. Our performance obligations are established when a customer submits a purchase order notification (in writing, electronically or verbally) for goods and services, and we accept the order. We identify performance obligations as the delivery of the requested product or service in appropriate quantities and to the location specified in the customer’s contract and/or purchase order. We generally recognize revenue upon the satisfaction of these criteria when control of the product or service has been transferred to the customer at which time, we have an unconditional right to receive payment. Our sales and sale prices are final, and our prices are not affected by contingent events that could impact the transaction price.

Revenues for sales of our SofPulse® product is typically recognized at the time the product is shipped, at which time the title passes to the customer, and there are no further performance obligations. Royalty/licensing revenue is also recognized at one point in time, when the units are shipped.

In connection with offering products and services provided to the end user by third-party vendors, we review the relationship between us, the vendor, and the end user to assess whether revenue should be reported on a gross or net basis. In asserting whether revenue should be reported on a gross or net basis, we consider whether we act as a principal in the transaction and control the goods and services used to fulfill the performance obligation(s) associated with the transaction.

During the years ended December 31, 2022 and 2021, we recognized revenue of $135,355 and $73,105, respectively, from SofPulse® devices.

Sources of Revenue

We have identified the following revenues disaggregated by revenue source:

1.	Sales to plastic surgeons
2.	Sales to wound care facilities
3.	Sales to hospitals
4.	Sales to other physicians
5.	Royalty fee from licensing, net

For the years ended December 31, 2022 and 2021, the sources of revenue were as follows:

	Years Ended
	December 31,
	2022	2021

Direct sales- Plastic surgeons, gross	21,732	73,105
Royalty/licensing, net	113,623	-
Total sources of revenue	$135,355	$73,105

The royalty/licensing revenue recognized in 2022 resulted from specific transactions. No general patent rights were assigned to the distributor. The revenue recognized was based on the number of items included in the transactions.

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

Note 3 – Patents

In December 2017, we acquired from RGN a patent portfolio for $4,500,000. The earliest patent expires in 2024.

The following is a summary of patents less accumulated amortization at December 31, 2022 and 2021:

	December 31,
	2022	2021

Patents	$4,500,000	$4,500,000

Less accumulated amortization	3,234,556	2,587,644

Patents net	$1,265,444	$1,912,356

Amortization expense for the years ended December 31, 2022 and 2021, was $646,912.

The estimated future amortization expense related to patents as of December 31, 2022, is as follows:

Years Ended December 31,	Amount

2023	$646,910
2024	618,534
Total	$1,265,444

The Company determined that the patents were not impaired as of December 31, 2022 and 2021.

Note 4 - Notes payable

As of December 31, 2022 and December 31, 2021, the notes payable activity was as follows:

	As of December 31,
	2022	2021

Notes payable at beginning of period	$7,256,930	$6,835,196
Notes payable issued	465,000	950,000
Settlements on note payable	(163,826)	(117,770)
Repayments of notes payable in cash	(14,000)	(16,900)
Less amounts converted to stock	(380,272)	(393,596)
Notes payable at end of period	7,163,832	7,256,930
Less debt discount	(10,587)	(75,800)
	$7,153,245	$7,181,130

Notes payable issued to former related party	$112,100	$126,100
Notes payable issued to non-related party	$7,041,145	$7,055,030

The maturity dates on the notes are as follows:

Twelve months ending,	Non-related parties	Former Related party	Total
Past due	$6,626,145	$112,100	$6,738,245
December 31, 2023	415,000	-	415,000
Total	$7,041,145	$112,100	$7,153,245

Activity during the year ended December 31, 2022

Fixed rates convertible notes

During the year ended December 31, 2022, the Company issued seven (7) fixed rate promissory notes totaling $465,000 in principal, for funding of $465,000 with original terms of nine to twelve months and interest rates of 15% and 18%. The holder of the promissory notes can convert the outstanding unpaid principal and accrued interest at a fixed conversion rate, subject to standard anti-dilution features, immediately to six-month after issuance date. These fixed rate promissory notes include a prepayment feature at a premium of 15% and a make good provision, which guarantees the holder additional shares if the holder does not realize a 15% or 18% return on the resale of the common shares.

As of December 31, 2022, the Company has twenty (20) fixed-rate promissory notes with an outstanding balance of $1,819,728, of which $1,404,728 are past maturity. As of December 31, 2022, the Company has a total of sixteen (16) fixed rate notes for total principal amount of $1,465,000 includes a make good shares provision. Such provision will require the Company to issue additional shares to ensure that the investor can realize a profit of 15% or 18% reselling the conversion shares. The Company accrued approximately $225,000 related to the make-good provision as the amount is probable and can be reasonably estimated pursuant to ASC 450 Contingencies. Such amount was presented as other expense in the consolidated statements of operations and accounts payable and accrued expenses in the consolidated balance sheet as of December 31, 2022.

During year ended December 31, 2022, the Company converted $136,728 in accrued interest and $380,272 in principal balance into 25,850,000 shares of common stock.

Certain fixed-rate notes include a prepayment provision, which entitles the holder to a 15% or 18% premium upon cash redemption by the Company. The prepayment penalty approximates $62,800 as of December 31, 2022, but the Company determined that such liability was not probable as of December 31, 2022, pursuant to ASC 450 Contingencies.

Variable-rate notes

The gross amount of all convertible notes with variable conversion rates outstanding as of December 31, 2022, is $4,607,100, which are all past maturity. There was no conversion of notes into the Company’s common stock during the year ended December 31, 2022.

During the year ended December 31, 2022, the Company settled one variable note with a principal of $163,826 and $45,475 in accrued interest for no consideration.

Activity during the year ended December 31, 2021

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

Former related-party notes

Notes payable to a former related party in the aggregate amount of $112,100 was outstanding at December 31, 2022, which are past maturity date. The notes bear interest between 10% and 12% per annum. During the year ended December 31, 2022, the Company paid total principal of $14,000 to this former related party. As of December 31, 2022, the Company had notes payable to related parties amounting to $112,100. Refer to Note 7– Related Party Transactions.

Notes payable to a former related party in the aggregate amount of $126,100 was outstanding at December 31, 2021, which are past maturity date. The notes bear interest between 10% and 12% per annum. During the year ended December 31, 2021, the Company paid total principal of $16,900 to this former related party.

Other notes

In October 2013, July 2014, October 2014 and August 2015, the Company initiated a series of private placements for up to $500,000, each, of financing by the issuance of notes payable at a minimum of $25,000, one unit. The notes bear interest at 10% per annum and were due and payable with accrued interest one year from issuance. During the years ended December 31, 2022, and 2021, the Company did not issue notes in connection with these private placements and did not repay any of these notes. As of December 31, 2022, and 2021, notes payable outstanding under these private placements are $624,903, all of which are past maturity.

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

There was no activity during the year ended December 31, 2022. During the year ended December 31, 2021, the Company issued 2,505,834 as extinguishment for $75,175 in principal and interest. The balance of the acquisition payable is $79,825, as of December 31, 2022 and 2021.

Effective Interest Rate

During the years ended December 31, 2022, and 2021, the Company’s effective interest rate was 18% and 12% respectively.

Note 5 - Shareholders’ Deficit

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock which have been designated as follows:

	Number of Shares Authorized	Number of Shares Outstanding at December 31, 2022	Par Value	Liquidation Value per Share
Series AA	1,000,000	25,000	$0.0010	-
Preferred Series B	50,000	600	$0.0001	100
Preferred Series C	8,000	738	$0.0001	1,000
Preferred Series D	20,000	50	$0.0001	1,000
Undesignated	3,922,000	-	-	-

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

Each holder of outstanding shares of Series AA Super Voting Preferred Stock shall be entitled to one hundred thousand (100,000) votes for each share of Series AA Super Voting Preferred Stock held on the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company. As of December 31, 2022 and 2021, there were 25,000 shares of Series AA Preferred stock outstanding.

Series B Convertible Preferred Stock

On February 7, 2017, the Company filed a certificate of designation for 50,000 shares of Series B Convertible Preferred Stock designated as Series B (“Series B”) which are authorized and convertible, at the option of the holder, commencing six months from the date of issuance into common shares and warrants. For each share of Series B, the holder, on conversion, shall receive the stated value ($100 per share) divided by 75% of the market price on the date of purchase of Series B and a three-year warrant exercisable into up to a like amount of common shares with an exercise price of 150% of the market price as defined in the Certificate of Designation. Dividends shall be paid only if dividends on the Company’s issued and outstanding Common Stock are paid, and the amount paid to the Series B holder will be as though the conversion shares had been issued. The Series B holders have no voting rights. Upon liquidation, the holder of Series B, shall be entitled to receive an amount equal to the stated value, $100 per share, plus any accrued and unpaid dividends thereon before any distribution is made to Series C Secured Redeemable Preferred Stock or common stockholders. There has been no activity during the years ended December 31, 2022 and 2021. As of December 31, 2022 and 2021, there were 600 shares of Series B outstanding.

Series C Secured Redeemable Preferred Stock

On December 22, 2017, the Company filed a certificate of designation for 8,000 shares of Series C Secured Redeemable Preferred Stock (“Series C”). Each share of the C Preferred is entitled to receive a $20.00 quarterly dividend commencing March 31, 2018, and each quarter thereafter and is to be redeemed for the stated value, $1,000 per share, plus accrued dividends in cash (i) at the Company’s option, commencing one year from issuance and (ii) mandatorily as of December 31, 2019. On January 29, 2020, the Company filed the amended and restated certificate of designation for its Series C Secured Redeemable Preferred Stock. The amendment changed the rights of the Series C by (a) removing the requirement to redeem the Series C, (b) removing the obligation to pay dividends on the Series C, (c) Allowing the holders of shares of Series C to convert the stated value of their shares into common stock of the Company at 75% of the closing price of such common stock on the day prior to the conversion. The Series C preferred does not have any rights to vote with the common stock. Upon liquidation, the holder of Series C, shall be entitled to receive an amount equal to the stated value, $1,000 per share, plus any accrued and unpaid dividends thereon before any distribution is made to common stockholders but after distributions are made to holders of Series B.

Management determined the fair value of the new instrument based on the guidance in ASC 820 Fair Value Measurement. Management concluded that the preferred stock should not be classified as a liability per the guidance in ASC 480 Distinguishing Liabilities from Equity even though the conversion would require the issuance of variable number of shares since such obligation is not unconditional. Management classified the Series C in permanent equity as of December 31, 2022 and 2021.

During the years ended December 31, 2022 and 2021, the Company converted 0 and 25 shares of Series C into 0 and 1,111,111 shares of common stock, respectively. As of December 31, 2022 and 2021, there were 738 shares of Series C outstanding, respectively.

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

In September 2022, the Company offered to each holder of Series D the opportunity to convert each share of Series D into 100,000 shares of the Company’s common stock at an effective conversion price of $0.01. In addition, the Company included a make whole provision, which assures each holder a 15% return on the resale, effectively potentially granting them additional common shares until the holder realizes a 15% return upon resale.

During the year ended December 31, 2022, the Company issued 25,500,000 shares of common stock upon conversion of 255 shares of Series D preferred stock, for a total value of $255,000. At December 31, 2022, based on the stock price, the value of these shares was in excess of the 15% guaranteed return.

As of December 31, 2022 and 2021, there were 50 and 305 shares of Series D outstanding, respectively.

Common Stock

Activity during the year ended December 31, 2022:

During the year ended December 31, 2022, the Company issued 25,850,000 shares of common stock for the conversion of $380,272 of principal notes and accrued interest in the amount of $136,728.

During the year ended December 31, 2022, the Company issued 2,428,777 shares of common stock pursuant to a make-whole provision from an April 2021 debt settlement with one investor.

During the year ended December 31, 2022, the Company issued 3,450,000 shares of common stock as commitment shares in connection with promissory notes.

During the year ended December 31, 2022, the Company issued 66,500,000 shares of common stock for services for total fair value of $1,316,900.

During the year ended December 31, 2022, the Company issued 25,500,000 shares of common stock in exchange for 255 shares of Series D Preferred, which resulted in an inducement loss of $200,932 recorded as a deemed dividend in the shareholders’ deficit as of December 31, 2022.

During the year ended December 31, 2022, the Company issued 3 units or 15,000,000 shares of common stock pursuant to a private placement for total net cash receipt of $142,000.

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

Stock Options

During the year ended December 31, 2022, the Company executed an independent contractor agreement with the Company’s new President and Chief Commercial Officer of its medical division. Pursuant to this agreement, the Company granted 3,000,000 stock options to purchase an equivalent number of common stocks, with 250,000 options vesting each quarter with a term of 2 years from vesting and a strike price of $0.0076. The Company did not issue any stock options during the year ended December 31, 2021.

The Company cancelled 501,320 and 2,500,350 stock options during the years ended December 31, 2022 and 2021, respectively.

The Company did not recognize any share-based compensation expense for the years ended December 31, 2022 and 2021.

Stock option activity for the years ended December 31, 2022 and 2021, is as follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	3,014,080	$0.37	1.67	$-
Granted	-	$-	-	-
Cancelled	(2,500,350)	$0.16	0.65	-
Exercised	-	$-	-	-
Outstanding at December 31, 2021	513,730	$1.43	0.76	$-

Granted	3,000,000	$0.0076	3.40	31,200
Cancelled	(501,320)	$0.18	-	-
Exercised	-	$-
Outstanding at December 31, 2022	3,012,410	$0.22	3.40	$31,200

Exercisable at December 31, 2022	262,410	$2.45	2.02	$2,600

The balance of all stock options outstanding as of December 31, 2022, is as follows:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

Options
$54.00	11,750	4.30	$54.00	11,750	$54.00
$11.60	660	-	$11.60	660	$11.60
$0.0076	3,000,000	3.40	$0.0076	250,000	$0.0076
	3,012,410	3.40	$0.22	262,410	$0.22

Warrants

During the years ended December 31, 2022, and 2021, the Company did not issue any warrants.

A summary of the changes of the warrants during the years ended December 31, 2022 and 2021, are presented below:

	Outstanding Warrants
		Weighted Average
		Exercise Price
	Shares	Per Share
Outstanding at December 31, 2020	39,295	$200.72
Granted	-	$-
Cancelled	(17,095)	$384.39
Exercised	-	$-
Outstanding at December 31, 2021	22,200	$59.25

Granted	-	$-
Cancelled	(20,200)	$60.17
Exercised	-	$-
Outstanding at December 31, 2022	2,000	$50.00

Exercisable at December 31, 2022	2,000	$50.00

The balance of all warrants outstanding as of December 31, 2022, is as follows:

	Outstanding			Exercisable
Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

Warrants

$50.00	2,000	0.22	$50.00	2,000	$50.00
	2,000	0.22	$50.00	2,000	$50.00

Note 6 – Related Party and former Related Parties Transactions

One executive officer, one former executive and one former operational manager of the Company have agreed to defer a portion of their compensation until cash flow improves. As of December 31, 2022, and 2021, the balances of their deferred compensation were $1,350,265 and $1,289,625, which reflects $300,000 accrual of deferred compensation in accordance with contractual arrangement, approximately $170,000 cash repayments of deferred compensation and $69,217 non-cash reduction pursuant to royalties charged to the former operational manager on SofPulse units during the year ended December 31, 2022, and $300,000 accrual of deferred compensation, $250,950 cash repayments during the year ended December 31, 2021. The royalty/licensing revenue recognized in 2022 was generated from the former operational manager who is developing business in Costa Rica and Mexico. In lieu of payment for the royalty/licensing, the former operational manager paid $44,406 directly to the Company’s vendor, and the deferred compensation due to him was reduced by $69,217.

During the year ended December 31, 2022, the Company issued 25,000,000 shares of common stock to a company controlled by the Company’s Chief Executive Officer with an estimated fair value of $550,000 for services.

During the year ended December 31, 2022, the Chief Executive Officer of the Company advanced $28,021 of funds to the Company of which $25,521 was repaid during the year 2022. During the year ended December 31, 2021, the Chief Executive Officer of the Company advanced $13,530 of funds to the Company of which $13,405 was repaid during the year 2021.

The balance of short-term advances due to one officer and executive of the Company at December 31, 2022 and 2021 was $2, 625 and $125, respectively and is included in the Company’s accounts payable and accrued interest balance as of December 31, 2022 and 2021.

At December 31, 2022 and 2021, notes payable remain outstanding to the former President of the Company, in the amounts of $112,100 and $126,100, respectively. At December 31, 2022 and 2021, accrued interest on these notes payable totaled $80,034 and $67,787, respectively, and are included in accrued interest on the consolidated balance sheets.

Note 7 - Income taxes

The Company files income tax returns with the Internal Revenue Service (“IRS”) and various state jurisdictions. For jurisdictions in which tax filings are prepared, the Company is subject to income tax examinations by state tax authorities and federal tax authorities for all tax years.

The deferred tax assets are mainly comprised of net loss carryforwards. As of December 31, 2022 and 2021, the Company had approximately $33,000,000 and $28,000,000 of federal net operating loss carryforwards, respectively, that it can use to offset a certain amount of taxable income in the future. Some of these federal net operating loss carryforwards begin to expire in 2030. The resulting deferred tax asset is offset by a 100% valuation allowance due to the uncertainty of its realization. Utilization of these net operating losses could be limited under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state laws based on ownership changes and the value of the Company’s stock.

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes was as follows for the years ended December 31, 2022 and 2021:

	2022	2021
Income tax computed at federal statutory rate	-21.0%	-21.0%
State taxes, net of federal benefit	-1.7%	-7.0%
Non-Deductible expenses	15.6%	1.0%
Change in valuation allowance	7.1%	27.0%
Total	0.0%	0.0%

The primary difference between income tax expense attributable to continuing operations and the amount of income tax expense that would result from applying domestic federal statutory rates to income before provision for income taxes relates to the change in the valuation allowance.

The Company has adopted the accounting standards that clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position, and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the years ended December 31, 2022 and 2021.

Note 8 - Commitments and Contingencies

Legal matters

The Company is subject to certain legal proceedings, which it considers routine to its business activities. As of December 31, 2022, the Company believes, after consultation with legal counsel, that the ultimate outcome of such legal proceedings, whether individually or in the aggregate, is not likely to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Note 9 – Concentrations.

Sales

During the year ended December 31, 2022, we had two significant customers which accounted for 84% and 10% of direct sales. In addition, the Company generated all of its royalty/licensing revenue from one former related party.

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

Accounts Receivable

At December 31, 2021, we had two customers which accounted for 67% of our accounts receivable balances. There are no accounts receivable balance as of December 31, 2022.

Note 10 - Subsequent Events.

Subsequent to December 31, 2022, the Company issued 5,000,000 shares of common stock following the conversion of 50 shares of Series D preferred stock.

Subsequent to December 31, 2022, the Company issued 6,500,000 shares of common stock pursuant to consulting agreements with an estimated fair value of $63,700.

Subsequent to December 31, 2022, the Company issued 22,500,000 shares of common stock pursuant to a private placement for $225,000 in cash.

Subsequent to December 31, 2022, the Company issued 10,900,000 shares of common stock for the conversion of $100,000 promissory note and $9,000 in accrued interest with one investor.

Subsequent to December 31, 2022, the Company issued 4,300,590 shares of common stock with a fair value of approximately $67,090 as settlement of a convertible note with an approximate carrying value of $209,300.

Subsequent to December 31, 2022, the Company issued 1,507,277 shares of common stock with a fair value of approximately $25,000 pursuant to a make good provision from a previously executed settlement agreement.

Subsequent to December 31, 2022, the Company issued 6,350,000 shares of common stock as additional consideration pursuant to a securities purchase agreement with estimated fair value of $50,000.

On March 29, 2023, the Company entered into a binding Letter of Intent (“LOI”) to spin off its current medical device division to an entity managed by Ira Weisberg, the Company’s President and Chief Commercial Officer of its medical division. Mr. Weisberg will be the future President and Chief Executive Officer of this newly formed entity.

Subsequent to December 31, 2022, the Company executed a Service-Disabled Veteran-Owned Small Business Government Reseller Agreement with Academy Medical, Inc. to distribute SofPulse® medical devices to ensure its availability to the Veteran Health Administration (“VHA”) and Department of Defense (DoD) contracts.

Subsequent to December 31,2022, the Board of director approved the issuance of 39,150,000 shares of common stock for past services with estimated fair value of approximately $552,000.

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

As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022, at the reasonable assurance level due to the material weaknesses described below.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that as of December 31, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended December 31, 2022. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the authorization of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. The recording of transactions function is maintained by a third-party consultant whereas authorization and custody remains under the Company’s Chief Executive Officer’s responsibility. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent fiscal year, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that as of December 31, 2022, such internal control over financial reporting was not effective. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets; and (3) lack of communication between management and external accounting personnel. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our consolidated financial statements as of December 31, 2022.

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

Past maturity Notes

Due to its limited resources, the Company has not been able to pay certain promissory notes when due. As of December 31, 2022, there are $7,163,832 in existing notes with an aggregate principal of $6,748,831 which are beyond their maturity date. Management believes that the Company may have valid defenses as to some of the promissory notes and will be able to modify some of these notes if requested by the holders to do so and otherwise avoid any default.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table sets forth the name and age of officers and director. Our Executive Officer is elected annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Name	Age	Position
Alan Collier	57	Director, Chief Executive Officer, Interim Chief Financial Officer, and Secretary
Ira Weisberg	73	President, Chief Commercial Officer Medical division

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

Mr. Weisberg has more than thirty years of experience in healthcare and pharmaceutical management, business development, corporate finance and marketing with a concentration in pharmaceutical and biotechnology corporate fund-raising strategy over the past five years. His expertise is in developing strategies to guide emerging medical companies to advance revenue and enhance company diversity, developmental pipelines and geographic reach particularly in fast-growing emerging medical device and pharmaceutical markets. Mr. Weisberg has been instrumental in developing licensing and acquisition strategy for an emerging specialty pharmaceutical and medical device biotechnology companies. Prior to his appointment as Endonovo’s President and Chief Commerical Officer of its Medical Division, Mr. Weisberg served as CEO and President of Amherst Pharmaceuticals, CEO of AlphaVax and Senior Vice President of Neurotrope Biosciences where he was responsible for commercial development, corporate funding, strategic planning and overseeing expansion of global operations through acquisition of licensing and partnering agreements for emerging pharmaceuticals, medical devices and other products. Over his career, Mr. Weisberg has extensive executive experience in healthcare and pharmaceutical management, business development, finance, sales and marketing. Mr. Weisberg led negotiations and signed licensing agreements for strategic acquisitions, distribution and development deals for multiple companies in the medical device and pharmaceutical industry. His past medical administrative experience includes executive positions at Alphavax, Inc., Lifecycle Pharma, Chugai Pharma USA, Haemacure Corp and Aventis Behring. As Senior business development director with Aventis Behring, a global leader in recombinant albumin, he negotiated out-licensing, supply, distribution and development agreements with major pharmaceutical companies in excess of $100 million and contributed to revenues for the company’s specialty product valued at $500 million while assisting the company to be valued in excess of $750 million. As Vice President of Operations for Haemacure Corp., the U.S. market leader in plasma-derived surgical hemostats and adhesives, Mr. Weisberg established and positioned the company globally through negotiations and signing of multinational licensing and joint venture agreements. He guided growth and generated revenue more than $30 million in an IPO, providing capital for growth and product development.

He joins the Endonovo executive team to structure and oversee the global expansion of licensing and distribution for SofPulse® and Roma® PEMF medical device technology.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Key Staff Member

In February 2022, we retained Garry Michael Kann, age 66, as Head of Corporate Development. Mr. Kann’s primary responsibilities will be to oversee the development of Endonovo’s “build up strategy” of acquiring complementary specialty service providers in the construction industry. Key responsibilities will be in identifying, performing due diligence on, evaluating, and otherwise assisting in company mergers and acquisitions, principally in the specialty construction industry.

For more than the past five years, Mr. Kann has been the CEO of Firebird Partners, a private investment firm, and chairs the Capital Markets Group at Mosaic Capital LLC, a financial advisory firm both located in Los Angeles, California. Mr. Kann has been a prominent corporate finance professional in the United States on both the East and West Coasts for over 30 years. Over that time, he has been an innovator in asset backed financial instruments and has worked with clientele around the globe including Europe, Asia, Central and South America. As an investment banker he has completed more than 60 mergers and acquisition transactions exceeding $2 billion in value. Previously, while in senior management positions for a wide variety of financial institutions serving the middle market, he structured and completed more than 200 transactions exceeding several billion dollars in value.

On December 1, 2022, the Company executed an independent contractual agreement with Ira Weisberg as the Company’s medical device division President and Chief Commercial Officer. Ira Weisberg will be responsible for expanding global sales and marketing operations of SofPulse® and Roma® Pulsed Electro magnetic Frequency (PEMF) medical devices distribution globally.

Code of Ethics

We do not have a code of ethics that applies to our officers, employees, and directors. The Company does not have any employees for the year ended December 31, 2022.

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

Role in Risk Oversight

Our board is primarily responsible for overseeing our risk management processes. The board receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The board focuses on the most significant risks facing our company and our company’s general risk management strategy and ensures that risks undertaken by our company are consistent with the board’s appetite for risk. While the board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2022. there were no delinquent filers.

Item 11. Executive Compensation.

The following executive of the Company earned compensation in the amounts set forth in the chart below for the fiscal years ended December 31, 2022, and 2021. No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)

Alan Collier, CEO, Interim	2022	$300,000	$-	$550,000	$-	$850,000
CFO, Secretary and Director (*)	2021	$300,000	$-	$-	$-	$300,000

(*) Salary information as reflected above represents compensation earned but not paid based on the terms of the consulting agreement. The Company’s Chief Executive was paid $170,000 as compensation. The Company’s Chief Executive Officer advanced $28,021 for corporate expenses, of which $25,521 was reimbursed by the Company leaving a balance of $2,625 in accounts payable as of December 31, 2022. For the year ended December 31, 2021, the Company’s Chief Executive was paid $243,650 as compensation and receive $13,405 of expenses reimbursement and $6,529 of accounts payable.

On April 12, 2022, a Company controlled by our Chief Executive Officer, received 25,000,000 shares of common stock with an estimated fair value of $550,000.

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

Compensation Agreements

All of the new officers pursuant to the terms of the Share Exchange Agreement dated March 14, 2012, have agreed to accrue and defer payment of their compensation until the Company has generated sufficient financing proceeds or revenue to pay such compensation. Mr. Collier received compensation of $25,000 per month. No compensation was provided for Michael Mann (former President of the Company) during the year ended December 31, 2022, and 2021. Mr. Mann has been acting as an advisor since he retired on February 28, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of April 13, 2023, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of April 13, 2023. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of April 13, 2023, is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise specified, the address of each of the persons set forth below is care of the company at the address of 6320 Canoga Avenue, 15th Floor Woodland Hills, CA 91367.

Name of Beneficial Owner	Amount of Beneficial Ownership (1)	Percent of Ownership (2)

Alan Collier	45,031,219	16.7%
James Greenland	20,175,000	7.5%
Michael Mann	13,525,437	5.0%
All officers and directors as a group (1 person)	45,031,219	16.7%

(1)	This includes common shares controlled by Mr. Collier, Chairman, Chief Executive Officer, and Chief Financial Officer.
(2)	Based on shares of common stock outstanding as of April 14, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On February 10, 2015, the Company issued a promissory note to Michael Mann (former President) for a principal amount of $50,000. The Note carries an interest rate of 12% per annum and a maturity date of June 4, 2015, with interest due monthly. On September 29, 2019, the maturity date of the promissory note was extended to December 31, 2019. As of December 31, 2022 and 2021, the Company has a remaining principal balance of $12,100 and $26,100, respectively. During the years ended December 31, 2022 and 2021, the Company has repaid 14,000 and $16,900 in cash, respectively.

On December 21, 2017, the Company issued a promissory note to Michael Mann (former President) for a principal amount of $100,000. The Note carries an interest rate of 10% per annum and a maturity date of March 22, 2018, with interest due monthly. On September 29, 2019, the maturity date of the promissory note was extended to December 31, 2019. As of December 31, 2022 and 2021, the Company has a remaining principal balance of $100,000.

The outstanding notes to Mr. Mann equal to $112,100 and $126,100 at December 31, 2022 and December 31, 2021, respectively. In the opinion of management, these notes were on terms no less favorable to the lender than the Company might have obtained from an unaffiliated party.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended December 31, 2022 and 2021, we were billed approximately $101,915 and $98,250, respectively, for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2022 and 2021.

Tax Fees

For the Company’s fiscal years ended December 31, 2022 and 2021, we were billed approximately $7,195 and $8,400 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

For the Company’s fiscal years ended December 31, 2022, and 2021, we were billed approximately $500 and $0, respectively.

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2022 and 2021.

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

(2) Financial Statements Schedules: None.

(3) Exhibits

EXHIBIT NUMBER	DESCRIPTION
2.1	Share Exchange Agreement. Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2012 (Incorporated by reference from exhibit 2.1 to our annual financial statements on Form 10-K filed with the SEC on May 4, 2020).
3.1	Articles of Incorporation (Incorporated by reference to the registration statement filed with the Securities and Exchange Commission on September 22, 2011).
3.2	By-Laws (Incorporated by reference to the registration statement filed with the Securities and Exchange Commission on September 22, 2011).
3.3	Agreement and Plan of Merger (Delaware reincorporation). Incorporated by reference to the registration statement filed with the Securities and Exchange Commission on September 22, 2011.
3.4	Certificate of Designation (Super AA Voting Preferred). Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2012
3.5	Articles of Amendment -Name Change (Incorporated by reference to Exhibit 3.1 to Form 8-K filed with the Securities and Exchange Commission on January 24, 2014).
3.6	Articles of Amendment – Increase Authorized Shares (Incorporated by reference to Exhibit 3.1 to Form 8-K filed with the Securities and Exchange Commission on January 24, 2014).
3.7	Articles of Amendment – Reverse Stock Split (Incorporated by reference to Exhibit 3.7 to Form S-1 amendment filed with the Securities and Exchange Commission on October 6, 2016).
3.8	Certificate of Designation Series B Preferred Stock (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission February 10, 2017).
3.9	Certificate of Designation Series C Preferred Stock (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the Securities and Exchange Commission December 26, 2017).
3.10	Articles of Amendment Authorizing additional Shares (Incorporated by reference to Exhibit 3.1 to Form 8-K filed with the Securities and Exchange Commission on September 18, 2018).
4.1	Specimen Common Stock Certificate (Incorporated by reference to like numbered Exhibit to Registration on Form S-1 amendment filed on June 10, 2016).
10.1	Investment Agreement by and between the Company and Azure Capital, dated as of December 31, 2018 (Incorporated by reference to like numbered exhibit to Current Report on Form 8-k filed with the Securities Exchange Commission on January 3, 2018).
10.2	Registration Rights Agreement by and between the Company and Azure Capital, dated as of December 31, 2018 (Incorporated by reference to like numbered exhibit to Current Report on Form 8-k filed with the Securities Exchange Commission on January 3, 2018).
10.3	Acquisition Agreement between the Company and We Heal Animals, Inc (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 19, 2013).
10.4	Settlement and Mutual Release, effective November 22, 2018, between the Company and Rio Grande Neurosciences, LLC (Incorporation by reference to Exhibit 10.1 to current report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2017).
10.5	Exchange Agreement dated as of November 30, 2018, between the Company and Eagle Equities, LLC (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities Exchange Commission on December 7, 2018).
10.6	Secured $1,500,000 Convertible Promissory Note, dated as of November 30, 2018, issued by the Company and Eagle Equities, LLC (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities Exchange Commission on December 7, 2018).
31.1	Certification of Chief Executive and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase
In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this annual report or purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of April 2023.

ENDONOVO THERAPEUTICS, INC.

By:	/s/ Alan Collier
Alan Collier
Chief Executive Officer
(Duly Authorized, Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan Collier	Chairman, Chief Executive Officer, Chief Financial Officer, Secretary and Director	April 17, 2023
Alan Collier	(Principal Executive, Financial and Accounting Officer)

