Form 10-Q
period 2023-03-31
ENDONOVO THERAPEUTICS, INC.
filed 2023-05-22
CIK 1528172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

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

Yes ☐ No ☒

As of May 19, 2023, there were 281,635,405 shares of common stock, $0.0001 par value issued and outstanding.

ENDONOVO THERAPEUTICS, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

March 31, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Endonovo Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash	$10,942	$98
Account Receivables	3,120	-
Prepaid expenses and other current assets	81,110	15,724
Total current assets	95,172	15,822

Patents, net	1,103,716	1,265,444
Total assets	$1,198,888	$1,281,266

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$879,205	$884,195
Accrued interest related to notes payable	3,832,291	3,542,650
Deferred compensation	4,553,623	4,442,606
Notes payable, net of discounts of $6,723 and $10,587 as of March 31, 2023 and December 31, 2022	6,791,359	7,041,145
Notes payable – former related party	109,100	112,100
Derivative liability	9,322,393	17,359,064

Total current liabilities	25,487,971	33,381,760

Acquisition payable	79,825	79,825
Total liabilities	25,567,796	33,461,585
COMMITMENTS AND CONTINGENCIES, note 9

Shareholders’ deficit
Super AA super voting preferred stock, $0.001 par value; 1,000,000 authorized and 25,000 issued and outstanding at March 31, 2023 and December 31, 2022	25	25
Series B convertible preferred stock, $0.0001 par value; 50,000 shares authorized, 600 shares issued and outstanding at March 31, 2023 and December 31, 2022	1	1
Series C convertible preferred stock, $0.0001 par value; 8,000 shares authorized, 738 shares issued and outstanding at March 31, 2023 and December 31, 2022	-	-
Series D convertible preferred stock, $0.0001 par value; 20,000 shares authorized, 0 and 50 issued and outstanding at March 31, 2023 and December 31, 2022	-	-
Common stock, $0.0001 par value; 2,500,000,000 shares authorized; 270,285,405 and 213,227,538 shares issued and outstanding as of March 31, 2023 and December 31, 2022	27,028	21,322
Additional paid-in capital	43,533,687	42,919,086
Stock subscriptions receivable	(1,570)	(1,570)
Accumulated deficit	(67,928,079)	(75,119,183)
Total shareholders’ deficit	(24,368,908)	(32,180,319)
Total liabilities and shareholders’ deficit	$1,198,888	$1,281,266

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022

Revenue	$87,540	$2,282
Cost of revenue	3,996	714
Gross profit	83,544	1,568

Operating expenses	612,834	487,330
Loss from operations	(529,290)	(485,762)

Other income (expense)
Change in fair value of derivative liability	8,025,902	(1,530,358)
Gain (loss) on settlement of debt	52,460	(60,947)
Other expense	(9,190)	-
Interest expense, net	(309,380)	(336,142)
Other income (expense)	7,759,792	(1,927,447)

Income (Loss) before income taxes	7,230,502	(2,413,209)

Provision for income taxes	-	-

Net Income (Loss)	$7,230,502	$(2,413,209)

Basic Income (Loss) per share	$0.03	$(0.03)
Diluted Loss per share	$(0.00)	$(0.03)
Weighted average common share outstanding:
Basic	251,355,752	79,005,583
Diluted	1,743,120,831	79,005,583

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months ended March 31,
	2023	2022
Operating activities:
Net Income (Loss)	$7,230,502	$(2,413,209)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Amortization expense	161,728	161,728
Fair value of common shares issued for services	53,123	-
Loss (gain) on extinguishment of debt	(52,460)	60,947
Amortization of note discount and original issue discount	3,864	30,674
Change in fair value of derivative liability	(8,025,902)	1,530,358
Changes in assets and liabilities:
Accounts receivable	(3,120)	-
Prepaid expenses and other current assets	9,441	4,475
Accounts payable and accrued liabilities	40,010	45,554
Accrued interest	298,641	305,469
Deferred compensation	111,017	151,050
Net cash used in operating activities	(173,156)	(122,954)

Financing activities:
Proceeds from the issuance of notes payable	-	100,000
Repayments on former related party of notes payable	(3,000)	(3,000)
Repayments of convertible debt in cash	(20,000)	-
Proceeds from issuance of common stock, net of fees	207,000	-
Net cash provided by financing activities	184,000	97,000

Net increase (decrease) in cash	10,844	(25,954)
Cash, beginning of year	98	85,936
Cash, end of period	$10,942	$59,982

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activities:
Conversion of notes payable and accrued interest to common stock	$109,000	$74,000
Conversion of notes to common stock pursuant to settlement agreement	$144,419	$-
Issuance of common stock to settle accounts payable and accrued liabilities	$45,000	$-
Conversion of Preferred D Stock to common stock	$500	$-

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc.

Condensed Consolidated Statement of Shareholders’ Deficit

(Unaudited)

For three months ended March 31, 2023

	Series AA		Series B Convertible		Series D Convertible		Series C Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Subscription	Retained	Shareholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Earnings	Deficit

Balance December 31, 2022	25,000	$25	600	$1	50	$-	738	-	213,227,538	$21,322	$42,919,086	$(1,570)	$(75,119,183)	$(32,180,319)

Shares issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	10,900,000	1,090	107,910	-	-	109,000
Shares issued pursuant to make good provision	-	-	-	-	-	-	-	-	1,507,277	151	24,719	-	-	24,870
Shares issued for settlement of debt	-	-	-	-	-	-	-	-	4,300,590	430	66,659	-	-	67,089
Issuance of common shares for services	-	-	-	-	-	-	-	-	12,850,000	1,285	171,665	-	-	172,950
Common stock issued for cash, net of fees	-	-	-	-	-	-	-	-	22,500,000	2,250	204,750	-	-	207,000
Shares issued for conversion of Preferred Series D to common shares	-	-	-	-	(50)	-	-	-	5,000,000	500	(500)	-	-	-
Inducement loss related to conversion of preferred stock	-	-	-	-	-	-	-	-	-	-	39,398	-	(39,398)	-
Net income	-	-	-	-	-	-	-	-	-	-	-	-	7,230,502	7,230,502
Balance March 31, 2023	25,000	$25	600	$1	-	$-	738	$-	270,285,405	$27,028	$43,533,687	$(1,570)	$(67,928,079)	$(24,368,908)

For three months ended March 31, 2022

	Series AA		Series B Convertible		Series D Convertible		Series C Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Subscription	Retained	Shareholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Earnings	Deficit

Balance December 31, 2021	25,000	$25	600	$1	305	$-	738	-	74,498,761	$7,449	$40,663,187	$(1,570)	$(56,443,416)	$(15,774,324)

Shares issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	3,700,000	370	88,430	-	-	88,800
Shares issued for settlement of debt	-	-	-	-	-	-	-	-	2,428,777	243	45,904	-	-	46,147
Issuance of commitment shares in connection with promissory note	-	-	-	-	-	-	-	-	700,000	70	15,680	-	-	15,750
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(2,413,209)	(2,413,209)
Balance March 31, 2022	25,000	$25	600	$1	305	$-	738	$-	81,327,538	$8,132	$40,813,201	$(1,570)	$(58,856,625)	$(18,036,836)

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying consolidated condensed balance sheet as of March 31, 2023, the consolidated statements of operations for the three months ended March 31, 2023 and 2022, the consolidated statements of cash flows for the three months ended March 31, 2023 and 2022, and the consolidated statements of shareholders’ deficit for the three months ended March 31, 2023 and 2022 are unaudited; however, in the opinion of management such interim consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in the Company’s most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2023. The results of operations for the period presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

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

As of March 31, 2023, the Company had cash of approximately $11,000 and a working capital deficiency of approximately $25.4 million. During the three months ended March 31, 2023, the Company used approximately $0.2 million of cash in its operation. The Company has incurred recurring losses resulting in an accumulated deficit of approximately $68 million as of March 31, 2023. These conditions raise substantial doubt as to its ability to continue as going concern within one year from issuance date of these unaudited consolidated financial statements.

Endonovo Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

During the three months ended March 31, 2023, the Company has raised $0.2 million in equity financing through the issuance of common shares under a private offering. The Company continues to raise additional capital through either debt or equity financing to fund its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern.

On September 26, 2022, the Company entered into an asset purchase agreement with a Company, which is engaged in the business of providing and laying of concrete primarily for residential tract developers, pursuant to which the Company will acquire all of the assets and liabilities for approximately $25.2 million. The Company intends to raise the consideration through debt and equity financing. Such transaction has not yet closed at the report date.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Critical estimates include the assessment of impairment of finite lived intangibles, the valuation of the derivative liability, the valuation of warrants and stock options, and the valuation of deferred income tax assets. Management uses its historical records and knowledge of its business in making these estimates. Actual results could differ from these estimates.

Earnings (Loss) Per Share

The Company utilizes Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, “Earnings per Share.” Basic earnings (loss) per share is computed based on the earnings (loss) attributable to common shareholders divided by the weighted average number of shares outstanding for the period excluding any dilutive effects of options, warrants, unvested share awards and convertible securities. Diluted earnings (loss) per common share is calculated similar to basic earnings (loss) per share except that the denominator is increased to include additional common share equivalents available upon exercise of stock option, warrants, common shares issuable under convertible debt and restricted stock using the treasury stock method. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method, excluding any common share equivalents if their effect would be anti-dilutive. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. Securities that are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been antidilutive for the three months ended March 31, 2023, include stock options, warrants, and notes payable.

The Company has 3,011,750 options to purchase common stock and no warrants outstanding at March 31, 2023. The Company has 513,730 options and 9,770 warrants to purchase common stock outstanding at March 31, 2022.

The components of basic and diluted income (loss) per share for the three months ended March 31, 2023 and 2022 were as follows:

	Three months ended March 31,
	2023	2022
Numerator:
Net income (loss) attributable to common shareholders	$7,230,502	$(10,243,771)

Effect of dilutive securities
Convertible notes	(7,727,261)	-
Net loss for diluted earnings per share	$(496,759)	$(10,243,771)
Denominator:
Weighted-average number of common shares outstanding during the period	246,524,291	529,924
Dilutive effect of convertible notes payable	1,496,596,540	-
Common stock and common stock equivalents used for diluted income per share	1,743,120,831	529,924

Accounts Receivable

The Company uses the specific identification method for recording the provision for doubtful accounts, which was $0 as of March 31, 2023 and December 31, 2022. Account receivables are written off when all collection attempts have failed.

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

The Company routinely plans on entering into contracts with customers that include general commercial terms and conditions, notification requirements for price increases, shipping terms and in most cases prices for the products and services that we offer. The Company’s performance obligations are established when a customer submits a purchase order notification (in writing, electronically or verbally) for goods and services, and we accept the order. The Company identified performance obligations as the delivery of the requested product or service in appropriate quantities and to the location specified in the customer’s contract and/or purchase order. The Company generally recognize revenue upon the satisfaction of these criteria when control of the product or service has been transferred to the customer at which time, the Company has an unconditional right to receive payment. The Company’s sales and sale prices are final, and our prices are not affected by contingent events that could impact the transaction price.

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

Endonovo Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Sources of Revenue

The Company has identified the following revenues by revenue source:

1.	Sales to plastic surgeons
2.	Sales to wound care facilities
3.	Sales to hospital
4.	Sales to other physicians
5.	Royalty fee from licensing, net

For the three months ended March 31, 2023 and 2022, the sources of revenue were as follows:

	Three Months Ended
	March 31,
	2023	2022

Direct sales- medical care providers, gross	$6,220	$2,282
Royalty/licensing, net	81,320	-
Total sources of revenue	$87,540	$2,282

The royalty/licensing revenue recognized in the three months ended March 31, 2023, resulted from specific transactions. No general patent rights were assigned to the distributor. The royalty / licensing revenue is recorded on a net basis as the Company was not considered a principal for accounting purposes. The royalty / licensing revenue, net includes an ongoing contract with a customer that has a total gross sales value of $300,000, for which the Company recognized net revenue of $67,800 based on the number of units delivered during the period ended March 31, 2023.

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

Endonovo Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Note 4 – Patents.

In December 2017, we acquired from Rio Grande Neurosciences, Inc. (RGN) a patent portfolio for $4,500,000. The earliest patents expire in 2024. The following is a summary of patents less accumulated amortization at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

Patents	$4,500,000	$4,500,000

Less accumulated amortization	3,396,284	3,234,556

Patents, net	$1,103,716	$1,265,444

Amortization expense associated with patents was $161,728 for the three months ended March 31, 2023 and 2022.

The estimated future amortization expense related to patents as of March 31, 2023, is as follows:

Twelve Months Ending March 31,	Amount

2024	$646,910
2025	456,806

Total	$1,103,716

Note 5- Notes Payable

As of March 31, 2023 and December 31, 2022, the notes payable activity was as follows:

	March 31, 2023	December 31, 2022

Notes payable at beginning of period	$7,163,832	$7,256,930
Notes payable issued	-	465,000
Repayments of notes payable in cash	(23,000)	(14,000)
Settlement on note payable	(133,650)	(163,826)
Less amounts converted to stock	(100,000)	(380,272)
Notes payable at end of period	6,907,182	7,163,832
Less debt discount	(6,723)	(10,587)
	$6,900,459	$7,153,245

Notes payable issued to a former related party	$109,100	$112,100
Notes payable issued to non-related parties	$6,791,359	$7,041,145

The maturity dates on the notes-payable are as follows:

	Notes to
12 months ending,	Former related party	Non-related parties	Total

Past due	$109,100	$6,646,359	$6,755,459
March 31, 2024	-	145,000	145,000
	$109,100	$6,791,359	$6,900,459

Activity for the three months ended March 31, 2023

Fixed rate notes

During the three months ended March 31, 2023, the Company converted $100,000 in principal and $9,000 in accrued interest into 10,900,000 shares of common stock.

During the three months ended March 31, 2023, the Company executed a second amendment to a fixed rate note to extend the maturity date in exchange for $20,000 payment to the current balance of the note as of March 31, 2023, and $2,500 in extension fee payable at the revised maturity date.

Endonovo Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

As of March 31, 2023, the Company has a total of nineteen (19) fixed-rate notes, of which fourteen (14) have a make good provision for a total principal of $1,295,000 and $284,290 in accrued interest.

Such provision will require the Company to issue additional shares to ensure that the investor can realize a profit of 15% or 18% reselling the conversion shares. The value of the make good provision was approximately $234,000 as of March 31, 2023, and is reported under Accounts payable and accrued liabilities in the consolidated balance sheet as of March 31, 2023. In addition, certain fixed-rate notes include a prepayment provision, which entitles the holder to a 15% cash premium. The Company concluded that such provision was not deemed material and probable as of March 31, 2023.

Variable-rate notes

During the three months ended March 31, 2023, the Company executed a settlement agreement with one investor to extinguish the remaining principal balance of a promissory note into 4,300,590 shares of common stock, which resulted in a gain from debt extinguishment of approximately $77,000.

Fixed Rate note (former related party)

Notes payable to a former related party in the aggregate amount of $109,100 were outstanding at March 31, 2023, which are past maturity date. The notes bear interest between 10% and 12% per annum. During the three months ended March 31, 2023, the Company repaid $3,000 in principal amount to this former related party. Refer to Note 7- Related Party Transactions.

Activity for the three months ended March 31, 2022

Fixed rates notes

During the three months ended March 31, 2022, the Company issued one (1) fixed rate promissory notes totaling $100,000 for funding of $100,000 with original terms of nine months and interest rates of 15%. The holder of the promissory note can convert the outstanding unpaid principal and accrued interest at a fixed conversion rate six months after issuance date, subject to standard anti-dilution features.

As of March 31, 2022, the fixed-rate notes had an outstanding balance of $1,835,000, of which $1,035,000 are past maturity. As of March 31, 2022, the Company has 14 fixed rate promissory notes with unrelated parties for total amount of $1,835,000.

During the three months ended March 31, 2022, the Company converted $74,000 in accrued but unpaid interest into 3,700,000 shares of common stock.

As of March 31, 2022, the Company has a total of fourteen (14) fixed-rate notes, of which ten (10) for total principal amount of $1,100,000 includes a make good shares provision. Such provision will require the Company to issue additional shares to ensure that the investor can realize a profit of 15% reselling the conversion shares. The value of the make good provision was not material as of March 31, 2022. In addition, certain fixed-rate notes include a prepayment provision, which entitles the holder to a 15% cash premium. The Company concluded that such provision was not deemed material as of March 31, 2022

Variable-rate notes

The gross amount of all convertible notes with variable conversion rates outstanding as of March 31, 2022, is $4,770,926, of which $4,770,926 are past maturity. There has been no conversion of notes into the Company’s common stock during the three months ended March 31, 2022.

Endonovo Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Note 6 - Shareholders’ Deficit

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock which have been designated as follows:

	Number of Shares Authorized	Number of Shares Outstanding at March 31, 2023	Par Value	Liquidation Value
Series AA	1,000,000	25,000	$0.0010	$-
Preferred Series B	50,000	600	$0.0001	$100
Preferred Series C	8,000	738	$0.0001	$1,000
Preferred Series D	20,000	-	$0.0001	$1,000
Undesignated	3,922,000	-	-	-

Series AA Preferred Shares

On February 22, 2013, the Board of Directors of the Company authorized an amendment to the Company’s Articles of Incorporation, as amended (the “Articles of Incorporation”), in the form of a Certificate of Designation that authorized the issuance of up to one million (1,000,000) shares of a new series of preferred stock, par value $0.001 per share, designated “Series AA Super Voting Preferred Stock,” for which the board of director established the rights, preferences and limitations thereof.

Each holder of outstanding shares of Series AA Super Voting Preferred Stock shall be entitled to one hundred thousand (100,000) votes for each share of Series AA Super Voting Preferred Stock held on the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company. The Series AA Super Voting Preferred Stockholders will receive no dividends nor any value on liquidation. There was no activity during the three months ended March 31, 2023. There were 25,000 shares of Series AA Preferred stock outstanding as of March 31, 2023 and December 31, 2022.

Series B Convertible Preferred Stock

On February 7, 2017, the Company filed a certificate of designation for 50,000 shares of Series B Convertible Preferred Stock designated as Series B (“Series B”) which are authorized and convertible, at the option of the holder, commencing six months from the date of issuance into common shares and warrants. For each share of Series B, the holder, on conversion, shall receive the stated value divided by 75% of the market price on the date of purchase of Series B and a three-year warrant exercisable into up to a like amount of common shares with an exercise price of 150% of the market price as defined in the Certificate of Designation. Dividends shall be paid only if dividends on the Company’s issued and outstanding Common Stock are paid, and the amount paid to the Series B holder will be as though the conversion shares had been issued. Series B holders have no voting rights. Upon liquidation, the holder of Series B, shall be entitled to receive an amount equal to the stated value, $100 per share, plus any accrued and unpaid dividends thereon before any distribution is made to Series C Secured Redeemable Preferred Stock or common stockholders. There was no activity during the three months ended March 31, 2023. There were 600 shares of Series B outstanding as of March 31, 2023 and December 31, 2022.

Endonovo Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Series C Convertible Redeemable Preferred Stock

On December 22, 2017, the Company filed a certificate of designation for 8,000 shares of Series C Secured Redeemable Preferred Stock (“Series C”). Each share of the C Preferred is entitled to receive a $20 quarterly dividend commencing March 31, 2018, and each quarter thereafter and is to be redeemed for the stated value, $1,000 per share, plus accrued dividends in cash (i) at the Company’s option, commencing one year from issuance and (ii) mandatorily as of December 31, 2019. Management determined that the Series C should be classified as liability per the guidance in ASC 480 Distinguishing Liabilities from Equity as of December 31, 2019. On January 29, 2020, the Company filed the amended and restated certificate of designation fort its Series C Secured Redeemable Preferred Stock. The amendment changed the rights of the Series C by (a) removing the requirement to redeem the Series C, (b) removing the obligation to pay dividends on the Series C, (c) Allowing the holders of shares of Series C to convert the stated value of their shares into common stock of the Company at 75% of the closing price of such common stock on the day prior to the conversion. The C Preferred does not have any rights to vote with the common stock.

Upon liquidation, the holder of Series C, shall be entitled to receive an amount equal to the stated value, $1,000 per share, plus any accrued and unpaid dividends thereon before any distribution is made to common stockholders but after distributions are made to holders of Series B.

There was no activity during the three months ended March 31, 2023. There were 738 shares of Series C outstanding, as of March 31, 2023 and December 31, 2022

Series D Convertible Preferred Stock

On November 11, 2019, the Company filed a certificate of designation for 20,000 shares of Series D Convertible Preferred Stock designated as Series D (“Series D”), which are authorized and convertible, at the option of the holder, at any time from the date of issuance, into shares of common shares. On or prior to August 1, 2020, for each share of Series D, the holder, on conversion, shall receive a number of common shares equal to 0.01% of the Company’s issued and outstanding shares on conversion date and for conversion on or after August 2, 2020, the holder shall receive conversion shares as though the conversion date was August 1, 2020, with no further adjustments for issuances by the Company of common stock after August 1, 2020, except for stock split or reverse stock splits of the common stock. Management classified the Series D in permanent equity as of March 31, 2023.

The Series D holders have no voting rights. Upon liquidation, the holder of Series D, shall be entitled to receive an amount equal to the stated value, $1,000 per share, plus any accrued and unpaid dividends thereon before any distribution is made to common stockholders.

During the three months ended March 31, 2023, the Company issued 5,000,000 shares of common stock upon conversion of the remaining 50 shares of Series D preferred stock. The Company is also committed to providing additional shares of common stock if the holder of Series D does not realize a 15% profit on the resale of the conversion shares. As of March 31, 2023 and December 31, 2022, there were 0 and 50 shares of Series D outstanding, respectively.

Common Stock

Activity during the three months ended March 31, 2023

During the three ended March 31, 2023, the Company issued 10,900,000 shares of common stock for the conversion of $109,000 of principal accrued interest from one note holder.

During the three ended March 31, 2023, the Company issued 1,507,277 shares of common stock pursuant to a make-good provision, which resulted in a loss on debt extinguishment of $24,870.

During the three ended March 31, 2023, the Company issued 4,300,590 shares of common stock pursuant to a debt settlement of aggregate principal of $113,650, resulting in a gain on debt extinguishment of approximately $77,000.

During the three ended March 31, 2023, the Company issued 12,850,000 shares of common stock for services for a total fair value of $172,950.

During the three ended March 31, 2023, the Company issued 5,000,000 shares of common stock in exchange for 50 shares of Series D Preferred, which resulted in an inducement loss of $39,398 recorded as a deemed dividend in the shareholders’ deficit as of March 31, 2023.

During the three ended March 31, 2023, the Company issued 4 1/2 units or 22,500,000 shares of common stock pursuant to a private placement for total net cash receipt of $207,000.

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

Endonovo Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Stock Options

The balance of all stock options outstanding as of March 31, 2023, is as follows:

		Weighted Average	Weighted Average Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Options	Per Share	Term (years)	Value
Outstanding at December 31, 2022	3,012,410	$0.22	3.40	31,200
Granted	-	$-	-
Cancelled	(660)	$11.60	-
Exercised	-	$-	-
Outstanding at March 31, 2023	3,011,750	$0.22	3.16	$-

Exercisable at March 31, 2023	511,750	$1.25	1.85	$-

Share-based compensation expenses for the three months ended March 31, 2023 and 2022, totaled $2,560 and $0, respectively. The remaining stock-based compensation to be recognized approximates $12,800, which will be recognized over 4.7 years.

Warrants

The balance of all warrants outstanding as of March 31, 2023, is as follows:

Outstanding Warrants
		Weighted Average	Weighted Average Remaining
		Exercise Price	Contractual
	Shares	Per Share	Term (years)
Outstanding at December 31, 2022	2,000	$50.0	0.22
Granted	-	$-	-
Cancelled	(2,000)	$50.0	-
Exercised	-	$-
Outstanding at March 31, 2023	-	$-	-

Exercisable at March 31, 2023	-	$-	-

Endonovo Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Note 7 – Related Party and former related parties Transactions.

One executive officer of the Company has agreed to defer a portion of his compensation until cash flow improves. As of March 31, 2023, the balance of the deferred compensation was $545,068, which reflects $75,000 accrual of deferred compensation and $53,750 of cash repayment of deferred compensation during the three months ended March 31, 2023.

One former executive of the Company has agreed to defer a portion of his compensation until cash flow improves. As of March 31, 2023, the balance of his deferred compensation was $632,257. No activity occurred during the three months ended March 31, 2023.

From time-to-time officer of the Company advance monies to the Company to cover costs. The balance of short-term advances due to one officer of the Company at March 31, 2023, was $375 and is included in the Company’s accounts payable balance as of March 31, 2023. During the three months ended March 31, 2023, the Company’s executive officer advanced an aggregate amount of $250 for corporate expenses, and $2,500 was repaid back as of March 31, 2023.

As of March 31, 2023, notes payable remained outstanding to the former President of the Company, in the amount of $109,100. As of March 31, 2023, accrued interests on these notes payable totaled approximately $80,807, and are included in accrued expenses on the condensed consolidated balance sheet.

Note 8 – Fair Value Measurements

The Company issued Variable Debentures, which contained variable conversion rates based on unknown future prices of the Company’s common stock. This results in a conversion feature. The Company measures the conversion feature using the Black Scholes option pricing model using the following assumptions:

	Three months ended March 31,
	2023	2022

Expected term	1 month	1 month
Exercise price	$0.0066-$0.0151	$0.0098-$0.015
Expected volatility	154%-158%	153%
Expected dividends	None	None
Risk-free interest rate	4.64%-4.99%	1.63%
Forfeitures	None	None

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

The Company computes the fair value of the derivative liability at each reporting period and the change in the fair value is recorded as non-cash expense or non-cash income. The key component in the value of the derivative liability is the Company’s stock price, which is subject to significant fluctuation and is not under its control. The resulting effect on net income (loss) is therefore subject to significant fluctuation and will continue to be so until the Company’s variable debentures, which the convertible feature is associated with, are converted into common stock or paid in full with cash. Assuming all other fair value inputs remain constant, the Company will record non-cash expense when its stock price increases and non-cash income when its stock price decreases.

Endonovo Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

The following table presents changes in the liabilities with significant unobservable inputs (level 3) for the three months ended March 31, 2023:

Derivative
Liability
Balance December 31, 2022	$17,359,064

Settlement debt	(10,769)
Change in estimated fair value	(8,025,902)

Balance March 31, 2023	$9,322,393

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

The following table presents balances in the liabilities with significant unobservable inputs (Level 3) as of March 31, 2023:

	Fair Value Measurements Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

As of March 31, 2023
Derivative liability	$-	$-	$9,322,393	$9,322,393
Total	$-	$-	$9,322,393	$9,322,393

Endonovo Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Note 9 – Commitments and Contingencies

Legal Matters

The Company is subject to certain legal proceedings, which it considers routine to its business activities. As of March 31, 2023, the Company believes, after consultation with legal counsel, that the ultimate outcome of such legal proceedings, whether individually or in the aggregate, is not likely to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Note 10 – Concentrations.

Sales

During the three months ended March 31, 2023, we had one significant customer, which accounted for approximately 100% of sales. In addition, the Company generated all of its royalty/licensing revenue from one former related party.

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

Subsequent to March 31, 2023, the Company issued 350,000 shares of common stock for services.

Subsequent to March 31, 2023, the Company issued 1,000,000 shares of common stock pursuant to an independent consulting agreement.

Subsequent to March 31, 2023, the Company issued 1 unit or 5,000,000 shares of common stock pursuant to a private placement for total net cash receipt of $46,000.

Subsequent to March 31,2023, the Board of director approved the issuance of 39,150,000 shares of common stock for past services.

Subsequent to March 31, 2023, the Company issued 1,667,000 shares of common stock pursuant to a settlement of an account payable.

Subsequent to March 31, 2023, the Company issued 350,000 shares of common stock in conjunction with promissory totaling $50,000.

Subsequent to March 31, 2023, the Company granted 3,000,000 stock options to purchase 3,000,000 shares of common shares vesting over 3 years at an exercise price of $0.012 per share for consulting services.

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

Going Concern

Our independent registered auditors included an explanatory paragraph in their opinion on our consolidated financial statements as of and for the fiscal year ended December 31, 2022, that states that our ongoing losses and lack of resources causes reasonable doubt about our ability to continue as a going concern.

Critical Accounting Policies

A summary of our significant accounting policies is included in Note 1 of the “Notes to the Consolidated Financial Statements,” contained in our Form 10-K for the year ended December 31, 2022. Management believes that the consistent application of these policies enables us to provide users of the financial statements with useful and reliable information about our operating results and financial condition. The summary condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require us to make estimates and assumptions. We did not experience any significant changes during the three months ended March 31, 2023, in any of our critical accounting policies from those contained in our Form 10-K for the year ended December 31, 2022.

New Accounting Pronouncements

See Note 1 of Notes to Condensed Consolidated Financial Statements for further discussion of new accounting standards that have been adopted or are being evaluated for future adoption.

Results of Operations

Three Months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Favorable
	2023	2022	(Unfavorable)%

Revenue	$87,540	$2,282	$85,258	3,736%
Cost of revenue	3,996	714	(3,282)	(460)%
Gross profit	83,544	1,568	81,976	5,228%

Operating expenses	612,834	487,330	(125,504)	(26)%

Loss from operations	(529,290)	(485,762)	(43,528)	(9)%

Other income (expense)	7,759,792	(1,927,447)	9,687,239	503%

Net income (loss)	$7,230,502	$(2,413,209)	$9,643,711	400%

Revenue

Revenue of the Company’s SofPulse® product during the three months ended March 31, 2023, was $6,220, an increase of $3,938, or approximately 172%, compared to $2,282 for the three months ended March 31, 2022.

We anticipate that revenue will increase in future periods as the roll out of the SofPulse® product continues. The Company is looking to partner with global participants in the medical device market to spur its expansion. The Company expects such investment alternatives to include partnerships, joint ventures, distribution, and licensing agreements for the PEMF medical technology. The Company is also looking to expand on current initiatives with the Department of Defense, the Department of Veterans Affairs, and other surgical and pain management markets.

During the three months ended March 31, 2023, the Company also recognized $81,320 in royalty/licensing revenue from a former related party.

Cost of Revenue

Cost of revenue during the three months ended March 31, 2023, was $3,996, an increase of $3,282 or 460% compared to $714 for the three months ended March 31, 2022. Cost of revenue is recognized on those sales recorded as gross for which we are the principal in the transaction as opposed to net sales which reflect no cost of revenue. It is anticipated that cost of revenue will increase in future quarters as the roll out of the SofPulse® product continues.

Operating Expenses

Operating expenses increased by $125,504 or 26%, to $612,834 for the three months ended March 31, 2023, compared to $487,330 for the three months ended March 31, 2022. This change was due primarily to an increase in non-cash stock-based compensation related to the issuance of common shares for services for approximately $53,000 and an increase in consulting fees by approximately $60,000.

Other Expense/Income

Other income (expense) increased by $9,687,239 or 503% to $7,759,792 for the three months ended March 31, 2023 compared to an expense of $1,927,447 for the three months ended March 31, 2022. This change was due primarily to a decrease in the valuation of our derivative liabilities of approximately $9.5 million, an increase in our gain from debt extinguishment by $0.1 million. We anticipate continued large fluctuations in other income/expense as a result of quarterly re-evaluation of derivative liabilities.

Liquidity and Capital Resources

	As of
	March 31, 2023	December 31, 2022	Favorable (Unfavorable)
Working Capital

Current assets	$95,172	$15,822	$79,350
Current liabilities	25,487,971	33,381,760	7,893,789
Working capital deficit	$(25,392,799)	$(33,365,938)	$7,973,139

Long-term debt	$79,825	$79,825	$-

Shareholders’ deficit	$(24,368,908)	$(32,180,319)	$7,811,411

	Three Months Ended March 31,		Favorable
	2023	2022	(Unfavorable)
Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(173,156)	$(122,954)	$(50,202)
Financing activities	$184,000	$97,000	$87,000

	As of
	March 31, 2023	December 31, 2022	Favorable (Unfavorable)
Balance Sheet Select Information

Cash	$10,942	$98	$10,844

Accounts payable and accrued expenses	$9,265,119	$8,869,451	$(395,668)

Since January 1, 2023, and through March 31, 2023, the Company has raised approximately $0.2 million in equity transactions. These funds have been used to fund on-going corporate operations. Our accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these condensed consolidated financial statements. Our cash on hand at March 31, 2023 was approximately $10,900. The Company has incurred substantial losses since inception. Its current liabilities exceed its current assets and available cash is not sufficient to fund expected future operations. The Company is contemplating raising additional capital through debt and equity in order to continue the funding of its operations and to acquire a profitable business. However, there is no assurance that the Company can raise sufficient funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that as of March 31, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended March 31, 2023. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is subject to certain legal proceedings, which it considers routine to its business activities. As of March 31, 2023, the Company believes, after consultation with legal counsel, that the ultimate outcome of such legal proceedings, whether individually or in the aggregate, is not likely to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Item 1A. Risk Factors.

We are a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act) and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Number of
Common Shares	Source of
Issued	Payment	Amount

10,900,000	Conversion of notes and accrued interest	$109,000
4,300,590	Settlement of debt	67,089
5,000,000	Conversion preferred stock	-
22,500,000	Cash	207,000
1,507,277	Make good provision	24,870
12,850,000	Shares for services	172,950

The above issuances of securities during the three months ended March 31, 2023, were exempt from registration pursuant to Section 4(2), and/or Regulation D promulgated under the Securities Act. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance of these securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Item 3. Defaults upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Exhibit Title

31.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly report for the period ended March 31, 2023, formatted in Extensible Business Reporting Language (XBRL).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 22, 2023	Endonovo Therapeutics, Inc.

	By:	/s/ Alan Collier
Alan Collier
Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer, and Principal Financial Officer)

