Form 10-Q
period 2023-06-30
ENDONOVO THERAPEUTICS, INC.
filed 2023-08-21
CIK 1528172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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

Yes ☐ No ☒

As of August 21, 2023, there were 317,902,405 shares of common stock, $0.0001 par value issued and outstanding.

ENDONOVO THERAPEUTICS, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

June 30, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Endonovo Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash	$32,602	$98
Prepaid expenses and other current assets	40,231	15,724
Total current assets	72,833	15,822

Patents, net	941,988	1,265,444
Total assets	$1,014,821	$1,281,266

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,166,997	$884,195
Accounts payable and accrued liabilities – related party	282,000	-
Accrued interest related to notes payable	4,134,397	3,542,650
Deferred compensation	4,053,368	3,918,788
Deferred compensation – related party	570,068	523,818
Notes payable, net of discounts of $25,585 and $10,587 as of June 30, 2023 and December 31, 2022	6,922,497	7,041,145
Notes payable – former related party	104,600	112,100
Derivative liability	5,902,829	17,359,064

Total current liabilities	23,136,756	33,381,760

Acquisition payable	79,825	79,825
Total liabilities	23,216,581	33,461,585
COMMITMENTS AND CONTINGENCIES, note 9

Shareholders’ deficit
Super AA super voting preferred stock, $0.001 par value; 1,000,000 authorized and 25,000 issued and outstanding at June 30, 2023 and December 31, 2022	25	25
Series B convertible preferred stock, $0.0001 par value; 50,000 shares authorized, 600 shares issued and outstanding at June 30, 2023 and December 31, 2022	1	1
Series C convertible preferred stock, $0.0001 par value; 8,000 shares authorized, 738 shares issued and outstanding at June 30, 2023 and December 31, 2022	-	-
Series D convertible preferred stock, $0.0001 par value; 20,000 shares authorized, 0 and 50 issued and outstanding at June 30, 2023 and December 31, 2022	-	-
Common stock, $0.0001 par value; 2,500,000,000 shares authorized; 278,802,405 and 213,227,538 shares issued and outstanding as of June 30, 2023 and December 31, 2022	27,880	21,322
Additional paid-in capital	43,636,323	42,919,086
Stock subscriptions receivable	(1,570)	(1,570)
Accumulated deficit	(65,864,419)	(75,119,183)
Total shareholders’ deficit	(22,201,760)	(32,180,319)
Total liabilities and shareholders’ deficit	$1,014,821	$1,281,266

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenue	$45,200	$650	$132,740	$2,932
Cost of revenue	-	383	3,996	1,097
Gross profit	45,200	267	128,744	1,835

Operating expenses	1,176,509	1,799,016	1,789,343	2,286,346
Loss from operations	(1,131,309)	(1,798,749)	(1,660,599)	(2,284,511)

Other income (expense)
Change in fair value of derivative liability	3,419,564	(316,606)	11,445,466	(1,846,964)
Gain (loss) on settlement of debt	103,602	104,760	156,062	43,813
Other expense	(15,328)	(178,000)	(24,518)	(178,000)
Interest expense, net	(312,869)	(337,536)	(622,249)	(673,678)
Other income (expense)	3,194,969	(727,382)	10,954,761	(2,654,829)

Income (Loss) before income taxes	2,063,660	(2,526,131)	9,294,162	(4,939,340)

Provision for income taxes	-	-	-	-

Net Income (Loss)	$2,063,660	$(2,526,131)	$9,294,162	$(4,939,340)

Basic Income (Loss) per share	$0.00	$(0.02)	$0.04	$(0.05)
Diluted Loss per share	$(0.01)	$(0.02)	$(0.00)	$(0.05)
Weighted average common share outstanding:
Basic	276,330,405	134,360,871	263,948,243	106,696,127
Diluted	1,350,743,592	134,360,871	1,338,361,430	106,696,127

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months ended June 30,
	2023	2022
Operating activities:
Net Income (Loss)	$9,294,162		$(4,939,340)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Amortization expense	323,457		323,456
Stock compensation expense	566,500		-
Fair value of equity issued for services	107,468		1,281,900
Loss (gain) on extinguishment of debt	(156,062)		(43,813)
Amortization of note discount and original issue discount	14,627		59,138
Change in fair value of derivative liability	(11,445,466)		1,846,964
Changes in assets and liabilities:
Prepaid expenses and other current assets	11,974		2,975
Account payable and accrued liabilities (related and unrelated parties)	74,827		205,844
Accrued interest	600,747		614,540
Deferred compensation	268,770		318,900
Net cash used in operating activities	(338,996)		(329,436)

Financing activities:
Proceeds from the issuance of notes payable not of costs	146,000		250,000
Repayments on former related party of notes payable	(7,500)		(6,500)
Repayments of convertible debt in cash	(20,000)		-
Proceeds from issuance of common stock and units, net	253,000		-
Net cash provided by financing activities	371,500		243,500

Net increase (decrease) in cash	32,504		(85,936)
Cash, beginning of year	98		85,936
Cash, end of period	$32,602		$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-		$-
Cash paid for income taxes	$-		$-

Non-Cash Investing and Financing Activities:
Conversion of notes payable and accrued interest to common stock	$109,000		$204,000
Conversion of Preferred C Stock to common stock	$500		$-
Issuance of common stock to settle debt	$45,000		$-
Debt discount from issuance of debt	$29,625		$33,167
Conversion of notes to common stock pursuant to settlement agreement	$159,419	$

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

Endonovo Therapeutics, Inc.

Condensed Consolidated Statement of Shareholders’ Deficit

(Unaudited)

For three and six months ended June 30, 2023

	Series AA Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-in	Subscription	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balance December 31, 2022	25,000	$25	600	$1	738	$-	50	$-	213,227,538	$21,322	$42,919,086	$(1,570)	$(75,119,183)	$(32,180,319)

Shares issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	10,900,000	1,090	107,910	-	-	109,000
Shares issued pursuant to make good provision									1,507,277	151	24,719			24,870
Shares issued for settlement of debt	-	-	-	-	-	-	-	-	4,300,590	430	66,659	-	-	67,089
Issuance of common shares for services	-	-	-	-	-	-	-	-	12,850,000	1,285	171,665	-	-	172,950
Common stock issued for cash, net of fees	-	-	-	-	-	-	-	-	22,500,000	2,250	204,750	-	-	207,000
Shares issued for conversion of Preferred Series D to common shares	-	-	-	-	-	-	(50)	-	5,000,000	500	(500)	-	-	-
Inducement loss related to conversion of preferred stock	-	-	-	-	-	-	-	-	-	-	39,398	-	(39,398)	-
Net income	-	-	-	-	-	-	-	-	-	-		-	7,230,502	7,230,502
Balance March 31, 2023	25,000	$25	600	$1	738	$-	-	$-	270,285,405	$27,028	$43,533,687	$(1,570)	$(67,928,079)	$(24,368,908)
Shares issued for conversion of deferred compensation	-	-	-	-	-	-	-	-	1,667,000	167	24,171	-	-	24,338
Issuance of commitment shares in connection with promissory notes	-	-	-	-	-	-	-	-	850,000	85	11,040	-	-	11,125
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	6,025	-	-	6,025
Common Shares issued for services	-	-	-	-	-	-	-	-	1,000,000	100	15,900	-	-	16,000
Common stock issued for cash, net of fees	-	-	-	-	-	-	-	-	5,000,000	500	45,500	-	-	46,000
Net Income	-	-	-	-	-	-	-	-	-	-	-	-	2,063,660	2,063,660
Balance June 30, 2023	25,000	$25	600	$1	738	$-	-	$-	278,802,405	$27,880	$43,636,323	$(1,570)	$(65,864,419)	$(22,201,760)

For three and six months ended June 30, 2022

	Series AA Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-in	Subscription	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balance December 31, 2020	25,000	$25	600	$1	738	$-	305	$-	74,498,760	$7,449	$40,663,187	$(1,570)	$(56,443,416)	$(15,774,324)

Shares issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	3,700,000	370	88,430	-	-	88,800
Common stock issued for settlement of debt									2,428,777	243	45,904			46,147
Issuance of commitment shares in connection with promissory note	-	-	-	-	-	-	-	-	700,000	70	15,680	-	-	15,750
Net loss for the quarter ended March 31, 2022	-	-	-	-	-	-	-	-	-	-		-	(2,413,209)	(2,413,209)
Balance March 31, 2022	25,000	$25	600	$1	738	$-	305	$-	81,327,538	$8,132	$40,813,201	$(1,570)	$(58,856,625)	$(18,036,836)
Shares issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	6,500,000	650	114,550	-	-	115,200
Issuance of commitment shares in connection with promissory note	-	-	-	-	-	-	-	-	350,000	35	5,698	-	-	5,733
Common Shares issued for services	-	-	-	-	-	-	-	-	62,250,000	6,225	1,275,675	-	-	1,281,900
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(2,526,131)	(2,526,131)
Balance June 30, 2022	25,000	$25	600	$1	738	$-	305	$-	150,427,538	$15,042	$42,209,124	$(1,570)	$61,382,756	$(19,160,134)

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

The Company intends to be structured into two separate divisions:

■	A commercial stage developer primarily of non-invasive wearable Electroceuticals® therapeutic devices for pain relief, general wellness, and wound curatives with many of its products marketed under the SofPulse® brand name. This division will be controlled by Ira Weisberg, the Company’s President and Chief Commercial Officer.
■	M&A division with a strategy of purchasing profitable companies, which will be managed by the Company’s current Chief Executive Officer.

Note 2 – Summary of significant accounting policies.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying consolidated condensed balance sheet as of June 30, 2023, the consolidated statements of operations for the three and six months ended June 30, 2023 and 2022, the consolidated statements of cash flows for the six months ended June 30, 2023 and 2022, and the consolidated statements of shareholders’ deficit for the three and six months ended June 30, 2023 and 2022 are unaudited; however, in the opinion of management such interim consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in the Company’s most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2023. The results of operations for the period presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

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

As of June 30, 2023, the Company had cash of approximately $32,600 and a working capital deficiency of approximately $23.1 million. During the six months ended June 30, 2023, the Company used approximately $0.3 million of cash in its operation. The Company has incurred recurring losses resulting in an accumulated deficit of approximately $65.9 million as of June 30, 2023. These conditions raise substantial doubt as to its ability to continue as going concern within one year from issuance date of these unaudited consolidated financial statements.

Endonovo Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

During the six months ended June 30, 2023, the Company has raised $0.4 million in equity and debt financings. The Company will continue to raise additional capital through either debt or equity financing to fund its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern.

On September 26, 2022, the Company entered into an asset purchase agreement with a Company, which is engaged in the business of providing and laying of concrete primarily for residential tract developers, pursuant to which the Company will acquire all of the assets and liabilities for approximately $25.2 million. The Company intends to raise the consideration through debt and equity financing. Such a transaction has not yet closed at the report date.

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

Earnings (Loss) Per Share

The Company utilizes Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, “Earnings per Share.” Basic earnings (loss) per share is computed based on the earnings (loss) attributable to common shareholders divided by the weighted average number of shares outstanding for the period excluding any dilutive effects of options, warrants, unvested share awards and convertible securities. Diluted earnings (loss) per common share is calculated similar to basic earnings (loss) per share except that the denominator is increased to include additional common share equivalents available upon exercise of stock option, warrants, common shares issuable under convertible debt and restricted stock using the treasury stock method. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method, excluding any common share equivalents if their effect would be anti-dilutive. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. Securities that are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been antidilutive for the six months ended June 30, 2023, include stock options, warrants, and notes payable.

The Company has 6,011,750 stock options to purchase an equivalent number of shares of common stock outstanding at June 30, 2023. The Company has 513,730 options and 2,000 warrants to purchase common stock outstanding at June 30, 2022.

The components of basic and diluted income (loss) per share for the six months ended June 30, 2023 and 2022 were as follows:

	Six months ended June 30,
	2023	2022
Numerator:
Net income (loss) attributable to common shareholders	$9,294,162	$(4,939,340)

Effect of dilutive securities
Convertible notes	(10,823,217)	-
Net loss for diluted earnings per share	$(1,529,055)	$(4,939,340)
Denominator:
Weighted-average number of common shares outstanding during the period	263,948,243	106,696,127
Dilutive effect of convertible notes payable	1,074,413,187	-
Common stock and common stock equivalents used for diluted loss per share	1,338,361,430	106,696,127

The components of basic and diluted income (loss) per share for the three months ended June 30, 2023 and 2022 were as follows:

	Three months ended June 30,
	2023	2022
Numerator:
Net income (loss) attributable to common shareholders	$2,063,660	$(2,526,131)

Effect of dilutive securities
Convertible notes	(3,106,695)	-
Net loss for diluted earnings per share	$(1,043,035)	$(2,526,131)
Denominator:
Weighted-average number of common shares outstanding during the period	276,330,405	134,360,871
Dilutive effect of convertible notes payable	1,074,413,187	-
Common stock and common stock equivalents used for diluted loss per share	1,350,743,592	134,360,871

Accounts Receivable

The Company uses the specific identification method for recording the provision for doubtful accounts, which was $0 as of June 30, 2023 and December 31, 2022. Account receivables are written off when all collection attempts have failed.

Endonovo Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Newly Adopted Accounting Principles

The Company has evaluated all the recent accounting pronouncements and determined that there are no other accounting pronouncements that will have a material effect on the Company’s consolidated financial statements.

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

Endonovo Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Sources of Revenue

The Company has identified the following revenues by revenue source:

1.	Sales to plastic surgeons
2.	Sales to wound care facilities
3.	Sales to hospital
4.	Sales to other physicians
5.	Royalty fee from licensing, net

For the three and six months ended June 30, 2023 and 2022, the sources of revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Royalty/licensing, net	$45,200	$-	$126,520	$-
Direct sales- medical care providers, gross	-	650	6,220	2,932
Total sources of revenue	$45,200	$650	$132,740	$2,932

The royalty/licensing revenue recognized in the six months ended June 30, 2023, resulted from specific transactions. No general patent rights were assigned to the distributor. The royalty / licensing revenue is recorded on a net basis as the Company was not considered the principal but an agent for accounting purposes. The royalty / licensing revenue, net includes an ongoing contract with a customer that has a total gross sales value of $300,000, for which the Company recognized net revenue of $126,520 based on 1,000 units delivered during the period ended June 30, 2023. The royalty/licensing revenue is recognized when Pulse Therapeutic Technology picks up the units from the Company’s vendor.

On January 25, 2023, the Company entered into a sales support services agreement with Pulse Therapeutic Technology (“PTT”), an entity controlled by a former related party, under which PTT has been selling Sofpulse® on a nonexclusive basis. Pursuant to such agreement, the deferred compensation owed to this former related party has been fully extinguished for a total amount of approximately $118,000.

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

Endonovo Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Note 4 – Patents.

In December 2017, we acquired from Rio Grande Neurosciences, Inc. (RGN) a patent portfolio for $4,500,000. The earliest patents expire in 2024. The following is a summary of patents less accumulated amortization at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

Patents	$4,500,000	$4,500,000

Less accumulated amortization	3,558,012	3,234,556

Patents, net	$941,988	$1,265,444

Amortization expense associated with patents was $323,456 for the six months ended June 30, 2023 and 2022.

The estimated future amortization expense related to patents as of June 30, 2023, is as follows:

Twelve Months Ending June 30,	Amount

2024	$646,910
2025	295,078

Total	$941,988

Note 5- Notes Payable

As of June 30, 2023, and December 31, 2022, the notes payable activity was as follows:

	June 30, 2023	December 31, 2022

Notes payable at beginning of period	$7,163,832	$7,256,930
Notes payable issued	150,000	465,000
Repayments of notes payable in cash	(27,500)	(14,000)
Settlement on note payable	(133,650)	(163,826)
Less amounts converted to stock	(100,000)	(380,272)
Notes payable at end of period	7,052,682	7,163,832
Less debt discount	(25,585)	(10,587)
	$7,027,097	$7,153,245

Notes payable issued to a former related party	$104,600	$112,100
Notes payable issued to non-related parties	$6,922,497	$7,041,145

The maturity dates on the notes-payable are as follows:

	Notes to
12 months ending,	Former related party	Non-related parties	Total

Past due	$104,600	$6,733,082	$6,837,682
June 30, 2024	-	215,000	215,000
	$104,600	$6,948,082	$7,052,682

Activity for the six months ended June 30, 2023

Fixed rate notes

During the six months ended June 30, 2023, the Company converted $100,000 in principal and $9,000 in accrued interest into 10,900,000 shares of common stock.

During the six months ended June 30, 2023, the Company executed a second amendment to a fixed rate note to extend the maturity date in exchange for $20,000 payment to the current balance of the note as of June 30, 2023, and $2,500 in extension fee payable at the revised maturity date.

During the six months ended June 30, 2023, the Company issued three fixed-rate notes for an aggregate amount of $150,000, which carry interest between 10% and 15% and with maturity ranging between one to nine (1 to 9) months from issuance.

Endonovo Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

As of June 30, 2023, the Company has a total of twenty-two (22) fixed-rate notes, of which sixteen (16) have a make good provision for a total principal of $1,395,000 and $338,403 in accrued interest. Balance of fixed-rate notes was $1,849,728 and $1,819,728 as of June 30, 2023, and December 31, 2022, respectively. Accrued interest on fixed-rate notes was approximately $429,500 and $310,960 as of June 30, 2023, and December 31, 2023, respectively.

Such provision will require the Company to issue additional shares to ensure that the investor can realize a profit of 15% or 18% reselling the conversion shares. The value of the make good provision was approximately $250,000 as of June 30, 2023 and is reported under Accounts payable and accrued liabilities in the condensed consolidated balance sheet as of June 30, 2023. In addition, certain fixed-rate notes include a prepayment provision, which entitles the holder to a 15% cash premium. The Company concluded that such provision was not deemed material and probable as of June 30, 2023.

Variable-rate notes

During the six months ended June 30, 2023, the Company executed a settlement agreement with one investor to extinguish the remaining principal balance of a promissory note into 4,300,590 shares of common stock, which resulted in a gain from debt extinguishment of approximately $77,000.

Fixed Rate note (former related party)

Notes payable to a former related party in the aggregate amount of $104,600 were outstanding at June 30, 2023, which are past maturity date. The notes bear interest between 10% and 12% per annum. During the six months ended June 30, 2023, the Company repaid $7,500 in principal amount to this former related party. Refer to Note 7- Related Party Transactions.

Activity for the six months ended June 30, 2022

Fixed rates Notes

During the six months ended June 30, 2022, the Company issued three (3) fixed rate promissory notes totaling $250,000 for funding of $250,000 with original terms of nine months and interest rates of 15%. The holder of the promissory note can convert the outstanding unpaid principal and accrued interest at a fixed conversion rate, subject to standard anti-dilution features, six months after issuance date.

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

Endonovo Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Note 6 - Shareholders’ Deficit

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock which have been designated as follows:

	Number of Shares Authorized	Number of Shares Outstanding at June 30, 2023	Par Value	Liquidation Value
Series AA	1,000,000	25,000	$0.0010	$-
Preferred Series B	50,000	600	$0.0001	$100
Preferred Series C	8,000	738	$0.0001	$1,000
Preferred Series D	20,000	-	$0.0001	$1,000
Undesignated	3,922,000	-	-	-

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

There was no activity during the six months ended June 30, 2023. There were 25,000 shares of Series AA Preferred stock outstanding as of June 30, 2023 and December 31, 2022.

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

There was no activity during the six months ended June 30, 2023. There were 600 shares of Series B outstanding as of June 30, 2023 and December 31, 2022.

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

There was no activity during the six months ended June 30, 2023. There were 738 shares of Series C outstanding, as of June 30, 2023 and December 31, 2022

Series D Convertible Preferred Stock

On November 11, 2019, the Company filed a certificate of designation for 20,000 shares of Series D Convertible Preferred Stock designated as Series D (“Series D”), which are authorized and convertible, at the option of the holder, at any time from the date of issuance, into shares of common shares. On or prior to August 1, 2020, for each share of Series D, the holder, on conversion, shall receive a number of common shares equal to 0.01% of the Company’s issued and outstanding shares on conversion date and for conversion on or after August 2, 2020, the holder shall receive conversion shares as though the conversion date was August 1, 2020, with no further adjustments for issuances by the Company of common stock after August 1, 2020, except for stock split or reverse stock splits of the common stock. Management classified the Series D in permanent equity as of June 30, 2023.

The Series D holders have no voting rights. Upon liquidation, the holder of Series D, shall be entitled to receive an amount equal to the stated value, $1,000 per share, plus any accrued and unpaid dividends thereon before any distribution is made to common stockholders.

During the six months ended June 30, 2023, the Company issued 5,000,000 shares of common stock upon conversion of the remaining 50 shares of Series D preferred stock. The Company is also committed to providing additional shares of common stock if the holders of Series D do not realize a 15% profit on the resale of the conversion shares. As of June 30, 2023, and December 31, 2022, there were 0 and 50 shares of Series D outstanding, respectively.

Common Stock

Activity during the six months ended June 30, 2023

During the six months ended June 30, 2023, the Company issued 10,900,000 shares of common stock for the conversion of $109,000 of principal accrued interest from one note holder.

During the six months ended June 30, 2023, the Company issued 1,507,277 shares of common stock pursuant to a make-good provision, which resulted in a loss on debt extinguishment of $24,870.

During the six months June 30, 2023, the Company issued 4,300,590 shares of common stock pursuant to a debt settlement of aggregate principal of $113,650, resulting in a gain on debt extinguishment of approximately $77,000.

During the six months June 30, 2023, the Company issued 1667,000 shares of common stock pursuant to a deferred compensation settlement with a fair value of $24,338.

During the six months ended June 30, 2023, the Company issued 5,967,590 shares of common stock pursuant to a debt settlement.

During the six months ended June 30, 2023, the Company issued 13,850,000 shares of common stock for services for a total fair value of $188,950.

During the six months ended June 30, 2023, the Company issued 5,000,000 shares of common stock in exchange for 50 shares of Series D Preferred, which resulted in an inducement loss of $39,398 recorded as a deemed dividend in the shareholders’ deficit as of June 30, 2023.

During the six months ended June 30, 2023, the Company issued 5 1/2 units or the equivalent of 27,500,000 shares of common stock pursuant to a private placement for total net cash receipt of $253,000.

During the six months ended June 30, 2023, the Company issued 850,000 commitment shares pursuant to executed securities purchase agreements with an estimated fair value of $11,125.

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

Endonovo Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Stock Options

The balance of all stock options outstanding as of June 30, 2023, is as follows:

		Weighted Average	Weighted Average Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Options	Per Share	Term (years)	Value
Outstanding at December 31, 2022	3,012,410	$0.22	3.40	31,200
Granted	3,000,000	$0.01	-
Cancelled	(660)	$11.60	-
Exercised	-	$-	-
Outstanding at June 30, 2023	6,011,750	$0.12	3.06	$-

Exercisable at June 30, 2023	1,011,750	$0.64	1.83	$-

Share-based compensation expenses for the six months ended June 30, 2023 and 2022, totaled approximately $6,000 and $0, respectively. The remaining stock-based compensation to be recognized is approximately $36,000, which will be recognized over 2.5 years.

Warrants

The balance of all warrants outstanding as of June 30, 2023, is as follows:

Outstanding Warrants
		Weighted Average	Weighted Average Remaining
		Exercise Price	Contractual
	Shares	Per Share	Term (years)
Outstanding at December 31, 2022	2,000	$50.0	0.22
Granted	-	$-	-
Cancelled	(2,000)	$50.0	-
Exercised	-	$-
Outstanding at June 30, 2023	-	$-	-

Exercisable at June 30, 2023	-	$-	-

Endonovo Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Note 7 – Related Party and former related parties Transactions.

One executive officer of the Company has agreed to defer a portion of his compensation until cash flow improves. As of June 30, 2023, the balance of the deferred compensation was $570,068, which reflects $150,000 accrual of deferred compensation and $103,750 of cash repayment of deferred compensation during the six months ended June 30, 2023.

As of June 30, 2023, the Company accrued for the issuance of 20,000,000 shares of the Company’s common stock with a fair value of $282,000. Such balance is reported under accounts payable and accrued liabilities related party in the condensed consolidated balance sheet as of June 30, 2022.

One former executive of the Company has agreed to defer a portion of his compensation until cash flow improves. As of June 30, 2023, the balance of his deferred compensation was $632,257. No activity occurred during the six months ended June 30, 2023.

From time-to-time officer of the Company advance monies to the Company to cover costs. The balance of short-term advances due to one officer of the Company at June 30, 2023, was $375 and is included in the Company’s accounts payable and accrued liabilities balance as of June 30, 2023. During the six months ended June 30, 2023, the Company’s executive officer advanced an aggregate amount of $250 for corporate expenses, and $2,500 was repaid back as of June 30, 2023.

As of June 30, 2023, notes payable remained outstanding to the former President of the Company, in the amount of $104,600. As of June 30, 2023, accrued interests on these notes payable totaled approximately $85,445, and are included in accrued expenses on the condensed consolidated balance sheets.

Note 8 – Fair Value Measurements

The Company issued Variable Debentures, which contained variable conversion rates based on unknown future prices of the Company’s common stock. This results in a conversion feature. The Company measures the conversion feature using the Black Scholes option pricing model using the following assumptions:

Six months ended June 30,
	2023	2022

Expected term	1 month	1 month
Exercise price	$0.0066-$0.0151	$0.004 – $0.015
Expected volatility	154%-158%	152%-169%
Expected dividends	None	None
Risk-free interest rate	4.64%-5.40%	1.63% to 2.80%
Forfeitures	None	None

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

The Company computes the fair value of the derivative liability at each reporting period and the change in the fair value is recorded as non-cash expense or income. The key component in the value of the derivative liability is the Company’s stock price, which is subject to significant fluctuation and is not under its control. The resulting effect on net income (loss) is therefore subject to significant fluctuation and will continue to be so until the Company’s variable debentures, which the convertible feature is associated with, are converted into common stock or paid in full in cash. Assuming all other fair value inputs remain constant, the Company will record non-cash expense when its stock price increases and non-cash income when its stock price decreases.

Endonovo Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

The following table presents changes in the liabilities with significant unobservable inputs (level 3) for the three months ended June 30, 2023:

Derivative
Liability
Balance December 31, 2022	$17,359,064

Settlement debt	(10,769)
Change in estimated fair value	(11,445,466)

Balance June 30, 2023	$5,902,829

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

The following table presents balances in the liabilities with significant unobservable inputs (Level 3) as of June 30, 2023:

	Fair Value Measurements Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

As of June 30, 2023
Derivative liability	$-	$-	$5,902,829	$5,902,829
Total	$-	$-	$5,902,829	$5,902,829

Endonovo Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Note 9 – Commitments and Contingencies

Legal Matters

The Company is subject to certain legal proceedings, which it considers routine to its business activities. As of June 30, 2023, the Company believes, after consultation with legal counsel, that the ultimate outcome of such legal proceedings, whether individually or in the aggregate, is not likely to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Note 10 – Concentrations.

Sales

During the six months ended June 30, 2023, we had one significant customer, which accounted for approximately 100% of sales. In addition, the Company generated all of its royalty/licensing revenue from one former related party.

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

Subsequent to June 30, 2023, the Company issued 500,000 shares of common stock pursuant to two notes extension agreements.

Subsequent to June 30, 2023, the Company issued 1,000,000 shares of common stock pursuant to a securities purchase agreement with one investor. Such a liability was accrued for and reported under accounts payable and accrued liabilities in the consolidated balance sheet as of June 30, 2023.

Subsequent to June 30, 2023, the Company issued 8,000,000 shares of common stock pursuant to a production agreement.

Subsequent to June 30, 2023, the Company issued a convertible note in the principal amount of $20,000 carrying a coupon of 10% and a three-month maturity date.

Subsequent to June 30, 2023, the Company issued an aggregate of 29,600,000 shares of common stock for additional consideration to consultants and to the Company’s Chief Executive Officer, previously granted in the first fiscal quarter. Such a liability was accrued for and reported under accounts payable and accrued liabilities in the consolidated balance sheet as of June 30, 2023.

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

Going Concern

Our independent registered auditors included an explanatory paragraph in their opinion on our consolidated financial statements as of and for the fiscal year ended December 31, 2022, that states that our ongoing losses and lack of resources cause reasonable doubt about our ability to continue as a going concern.

Critical Accounting Policies

A summary of our significant accounting policies is included in Note 1 of the “Notes to the Consolidated Financial Statements,” contained in our Form 10-K for the year ended December 31, 2022. Management believes that the consistent application of these policies enables us to provide users of the financial statements with useful and reliable information about our operating results and financial condition. The summary condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require us to make estimates and assumptions. We did not experience any significant changes during the six months ended June 30, 2023, in any of our critical accounting policies from those contained in our Form 10-K for the year ended December 31, 2022.

New Accounting Pronouncements

See Note 1 of Notes to Condensed Consolidated Financial Statements for further discussion of new accounting standards that have been adopted or are being evaluated for future adoption.

Results of Operations

Six Months ended June 31, 2023, and 2022:

	Six Months Ended June 30,		Favorable
	2023	2022	(Unfavorable)%

Revenue	$132,740	$2,932	$129,808	4,427%
Cost of revenue	3,996	1,097	(2,899)	(264)%
Gross profit	128,744	1,835	126,909	6,916%

Operating expenses	1,789,343	2,286,346	497,003	22%

Loss from operations	(1,660,599)	(2,284,511)	623,912	27%

Other income (expense)	10,954,761	(2,654,829)	13,609,590	513%

Net loss	$9,294,162	$(4,939,340)	$14,233,502	288%

Revenue

Revenue of the Company’s SofPulse® product during the six months ended June 30, 2023, was $6,220, an increase of $3,288, or 112%, compared to $2,932 for the six months ended June 30, 2022.

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

During the six months ended June 30, 2023, the Company also recognized $126,520 in royalty/licensing revenue from a former related party.

Cost of Revenue

Cost of revenue during the six months ended June 30, 2023, was $3,996, an increase of $2,899 or 264% compared to $1,097 for the six months ended June 30, 2022. Cost of revenue is recognized on those sales recorded as gross for which we are the principal in the transaction as opposed to net sales which reflect no cost of revenue. It is anticipated that cost of revenue will increase in future quarters as the roll out of the SofPulse® product continues.

Operating Expenses

Operating expenses decreased by $497,003 or 27%, to $1,789,343 for the six months ended June 30, 2023, compared to $2,286,346 for the six months ended June 30, 2022. This change was due primarily due a decrease in stock-based compensation expense by approximately $607,600, offset by an increase in consulting fees by approximately $122,000.

Other Expense/Income

Other income for the six months ended June 30, 2023, was $10,954,761 compared to an expense of $2,654,829 for the six months ended June 30, 2022. This change was due primarily to a decrease in the fair value of the Company’s derivative liability which generated an income from the change of fair value of $11.4 million as opposed to an expense of $1.8 million in the comparable period in the previous year. In addition, the Company’s gain on debt extinguishment increased by $0.1 million compared to the prior year and other expenses decreased by $0.2 million in the current year compared to the prior period.

We anticipate continued large fluctuations in other income/expense as a result of quarterly re-evaluation of the Company’s derivative liabilities.

Three Months ended June 31, 2023, and 2022:

	Three Months Ended June 30,		Favorable
	2023	2022	(Unfavorable)%

Revenue	$45,200	$650	$44,550	6,853%
Cost of revenue	-	383	383	100%
Gross profit	45,200	267	44,933	16,828%

Operating expenses	1,176,509	1,799,016	622,507	35%

Loss from operations	(1,131,309)	(1,798,749)	667,440	37%

Other income (expense)	3,194,969	(727,382)	3,922,351	539%

Net gain/loss	$2,063,660	$(2,526,131)	$4,589,791	182%

Revenue

Revenue of the Company’s SofPulse® product during the three months ended June 30, 2023, was $0, a decrease of $650, or 100%, compared to $650 for the three months ended June 30, 2022.

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

During the three months ended June 30, 2023, the Company also recognized $45,200 in royalty/licensing revenue from a former related party.

Cost of Revenue

Cost of revenue during the three months ended June 30, 2023, was $0, a decrease of $383 or 100% compared to $383 for the three months ended June 30, 2022. Cost of revenue is recognized on those sales recorded as gross for which we are the principal in the transaction as opposed to net sales which reflect no cost of revenue. It is anticipated that cost of revenue will increase in future quarters as the roll out of the SofPulse® product continues.

Operating Expenses

Operating expenses decreased by $622,507 or 35%, to $1,176,509 for the three months ended June 30, 2023, compared to $1,799,016 for the three months ended June 30, 2022. This change was due primarily to a decrease in stock-based compensation by approximately $661,000, offset by an increase in consulting fees by approximately $69,000.

Other Income (Expense)

Other income for the three months ended June 30, 2023, was $3,194,969 compared to other expense of $727,382 for the three months ended June 30, 2022. This change was due primarily to a decrease in the valuation of our derivative liabilities, which resulted in a positive change in the fair value of our derivative of approximately $3.4 million as opposed to an expense of $0.3 million in the comparable period in prior year, and a reduction in other expenses by approximately $163,000. We anticipate continued large fluctuations in other income (expense) as a result of quarterly re-evaluation of derivative liabilities.

Liquidity and Capital Resources

	As of
	June 30, 2023	December 31, 2022	Favorable (Unfavorable)
Working Capital

Current assets	$72,833	$15,822	$57,011
Current liabilities	23,136,756	33,381,760	10,245,004
Working capital deficit	$(23,063,923)	$(33,365,938)	$10,302,015

Long-term debt	$79,825	$79,825	$-

Shareholders’ deficit	$(22,201,760)	$(32,180,319)	$9,978,559

	Six Months Ended June 30,		Favorable
	2023	2022	(Unfavorable)
Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(338,996)	$(329,436)	$(9,560)
Financing activities	$371,500	$243,500	$128,000

	As of
	June 30, 2023	December 31, 2022	Favorable (Unfavorable)
Balance Sheet Select Information

Cash	$32,602	$98	$32,504

Accounts payable and accrued expenses	$10,206,830	$8,869,451	$(1,337,379)

Since January 1, 2023, and through June 30, 2023, the Company has raised approximately $0.4 million in equity and debt transactions. These funds have been used to fund on-going corporate operations. Our accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these condensed consolidated financial statements. Our cash on hand at June 30, 2023 was approximately $32,600. The Company has incurred substantial losses since its inception. Its current liabilities exceed its current assets and available cash is not sufficient to fund expected future operations. The Company is contemplating raising additional capital through debt and equity in order to continue the funding of its operations and to acquire a profitable business. However, there is no assurance that the Company can raise sufficient funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern.

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

Item 4. Controls and Procedures.

Disclosure of controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weaknesses described below.

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

Management has identified the following two material weaknesses which have caused management to conclude that as of June 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act, which is applicable to us for the quarter ended June 30, 2023. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is subject to certain legal proceedings, which it considers routine to its business activities. As of June 30, 2023, the Company believes, after consultation with legal counsel, that the ultimate outcome of such legal proceedings, whether individually or in the aggregate, is not likely to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Item 1A. Risk Factors.

We are a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act) and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Number of
Common Shares	Source of
Issued	Payment	Amount

10,900,000	Conversion of notes and accrued interest	$109,000
4,300,590	Settlement of debt	67,089
1,667,000	Settlement of deferred compensation	24,338
5,000,000	Conversion preferred stock	-
27,500,000	Cash	253,000
1,507,277	Make good provision	24,870
13,850,000	Shares for services	188,950
850,000	Commitment shares	11,125

The above issuances of securities during the six months ended June 30, 2023, were exempt from registration pursuant to Section 4(2), and/or Regulation D promulgated under the Securities Act. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance of these securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Item 3. Defaults upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

(a) Exhibits

Exhibit Number	Exhibit Title

31.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Inline XBRL Document set for the financial statements and accompanying notes in Part I, Item 1, of this Quarterly Report on Form 10-Q

104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

Exhibits designated by the symbol * are filed or furnished with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 21, 2023	Endonovo Therapeutics, Inc.

	By:	/s/ Alan Collier
Alan Collier
Chief Executive Officer
(Duly Authorized Officer, Principal Executive Officer, and Principal Financial Officer)

