Form 10-Q/A
period 2023-09-30
ENDONOVO THERAPEUTICS, INC.
filed 2023-12-29
CIK 1528172

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

EXPLANATORY NOTE

The Purpose of this Explanatory Note is to explain that this information has not been subject to review procedures by our independent auditing firm pursuant to the requirements of SAS100 due to unavoidable delays and we expected it to be completed by or before March 31, 2024.

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

Exhibits designated by the symbol * are filed or furnished with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 29, 2023	Endonovo Therapeutics, Inc.

	By:	/s/ Alan Collier
Alan Collier
Chief Executive Officer
(Duly Authorized Officer, Principal Executive Officer, and Principal Financial Officer)

